Form 10-Q
period 1995-09-30
MUSICLAND STORES CORP
filed 1995-11-13
CIK 832995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

 /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from        to
                               -------   -------

Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                           41-1623376
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

10400 Yellow Circle Drive, Minnetonka, MN                        55343
  (Address of principal executive offices)                     (Zip Code)

                                 (612) 931-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .
                                        ----      -----

The number of shares outstanding of the Registrant's common stock as of October 25, 1995 was 34,296,956 shares.



                            Exhibit index on page 17

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                       PAGE

      Item 1.  Financial Statements.


          Consolidated Statements of Earnings                          3
          Consolidated Balance Sheets                                  4
          Consolidated Statements of Cash Flows                        5
          Notes to Consolidated Financial Statements                   6
          Report of Independent Public Accountants                     9

      Item 2.   Management's Discussion and Analysis of Results
                of Operations and Financial Condition.                10

PART II - OTHER INFORMATION


      Item 6.   Exhibits and Reports on Form 8-K.                     15
      Signature                                                       16

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                                     SEPTEMBER 30,
                                                     ------------------------                         ----------------------------
                                                       1995                    1994                     1995              1994
                                                       ----                    ----                     ----              ----
Sales                                              $  357,585               $ 302,479              $ 1,035,665         $ 844,973
Cost of sales                                         226,268                 185,155                  658,732           516,419
                                                     --------                 -------                ---------          ---------

  Gross profit                                        131,317                 117,324                  376,933           328,554

Selling, general and administrative
  expenses                                            124,359                 106,817                  362,779           300,484
Depreciation and amortization                          11,778                   9,547                   33,940            26,747
Goodwill write-down                                   138,000                    -                     138,000                -
                                                      -------                 -------                 --------           -------
  Operating income (loss)                            (142,820)                    960                 (157,786)            1,323

Interest expense                                        7,898                   5,563                   19,815            13,685
                                                      -------                 -------                 --------           -------
  Loss before income taxes                           (150,718)                 (4,603)                (177,601)          (12,362)

Income taxes                                           (6,168)                 (2,049)                 (19,206)           (5,502)
                                                      -------                 -------                 --------           -------
  Net loss                                          $(144,550)            $    (2,554)             $  (158,395)      $    (6,860)
                                                      -------                 -------                 --------           -------
                                                      -------                 -------                 --------           -------

Loss per common share                             $    (4.28)            $      (0.07)            $      (4.65)     $      (0.20)
                                                      -------                 -------                 --------           -------
                                                      -------                 -------                 --------           -------
Weighted average number of shares
  outstanding                                          33,766                  34,239                   34,092            34,235
                                                      -------                 -------                 --------           -------
                                                      -------                 -------                 --------           -------


See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS




                                                                                          SEPTEMBER 30,                DECEMBER 31,
                                                                                   ---------------------------
                                                                                          1995           1994               1994
                                                                                    -----------    -----------        -----------
Current assets:
   Cash and cash equivalents                                                        $     1,302    $     1,028        $    38,578
   Inventories                                                                          642,099        459,149            491,828
   Deferred income taxes                                                                 13,935         13,067             15,600
   Other current assets                                                                  43,235         15,748              9,574
                                                                                    -----------    -----------        -----------
       Total current assets                                                             700,571        488,992            555,580

Property, at cost                                                                       438,779        336,512            374,620
   Accumulated depreciation and amortization                                           (121,059)       (92,166)           (98,586)
                                                                                    -----------    -----------        -----------
       Property, net                                                                    317,720        244,346            276,034

Goodwill                                                                                 99,009        243,848            242,051
Deferred income taxes                                                                     3,530              -                  -
Other assets                                                                              6,042          5,090              5,967
                                                                                    -----------    -----------        -----------

Total Assets                                                                        $ 1,126,872    $   982,276        $ 1,079,632
                                                                                    -----------    -----------        -----------
                                                                                    -----------    -----------        -----------

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term notes payable                                                         $    16,400    $     5,000        $         -
   Current maturities of long-term debt                                                       -         25,000                  -
   Accounts payable                                                                     381,462        263,896            463,122
   Other current liabilities                                                             61,997         44,902            120,148
                                                                                    -----------    -----------        -----------
       Total current liabilities                                                        459,859        338,798            583,270

Long-term debt                                                                          446,000        281,000            110,000
Other liabilities                                                                        48,945         37,842             40,586
Deferred income taxes                                                                         -          8,665              5,500

Stockholders' equity:
   Preferred stock ($.01 par value; authorized: 5,000,000 shares;
    issued and outstanding: none)                                                             -              -                  -
    Common stock ($.01 par value; authorized: 75,000,000 shares;
    issued and outstanding: September 30, 1995, 34,276,456
    shares; September 30, 1994, 34,239,356 shares;
    December 31, 1994, 34,246,856 shares)                                                   343            342                342
   Additional paid-in capital                                                           254,251        254,005            254,068
   Retained earnings (accumulated deficit)                                              (67,556)        66,597             90,839
   Deferred KSOP expense                                                                 (9,997)             -                  -
   Common stock subscriptions                                                            (4,973)        (4,973)            (4,973)
                                                                                    -----------    -----------        -----------
       Total stockholders' equity                                                       172,068        315,971            340,276
                                                                                    -----------    -----------        -----------

Total Liabilities and Stockholders' Equity                                         $  1,126,872   $    982,276        $ 1,079,632
                                                                                    -----------    -----------        -----------
                                                                                    -----------    -----------        -----------

          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 1995            1994
                                                                                             ------------    -----------
OPERATING ACTIVITIES:
   Net loss                                                                                  $   (158,395)   $    (6,860)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                 34,323         27,374
     Goodwill write-down                                                                          138,000              -
     Loss on disposal of property                                                                   3,729          3,074
     Deferred income taxes                                                                         (7,365)          (402)
     Changes in operating assets and liabilities:
        Inventories                                                                              (150,271)      (122,347)
        Other current assets                                                                      (33,606)        (8,165)
        Accounts payable                                                                          (81,660)       (39,144)
        Other current liabilities                                                                 (58,151)       (58,445)
        Other assets                                                                                 (499)          (179)
        Other liabilities                                                                           7,090          3,841
                                                                                             ------------    -----------
          Net cash used in operating activities                                                  (306,805)      (201,253)
                                                                                             ------------    -----------

INVESTING ACTIVITIES:
   Purchase of property                                                                           (78,524)       (69,528)
   Proceeds from sale of property                                                                   5,538              -
                                                                                             ------------    -----------
          Net cash used in investing activities                                                   (72,986)       (69,528)
                                                                                             ------------    -----------

FINANCING ACTIVITIES:
   Increase in short-term notes payable                                                            16,400          5,000
   Borrowings under revolver                                                                      336,000        171,000
   Loan to KSOP                                                                                    (9,997)             -
   Proceeds from sale of common stock                                                                 112             43
                                                                                             ------------    -----------
          Net cash provided by financing activities                                               342,515        176,043
                                                                                             ------------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (37,276)       (94,738)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   38,578         95,766
                                                                                             ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      1,302    $     1,028
                                                                                             ------------    -----------
                                                                                             ------------    -----------

CASH PAID DURING THE PERIOD FOR:
      Interest                                                                                 $   15,835     $   11,627
      Income taxes                                                                                 18,976         23,498


          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC" or the "Company") and its wholly owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K.

2.   WRITE-DOWN OF GOODWILL AND OTHER NONRECURRING ITEMS

     During the third quarter of 1995, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"), issued in March 1995. Goodwill primarily resulted from the acquisition of MGI by MSC in a leveraged buyout in 1988, when nearly all of the Company's stores were mall based music stores. In connection with the adoption of Statement No. 121, the carrying values of long-lived assets, primarily goodwill and property, of the music division were reviewed for recoverability and possible impairment because of recent developments.

     Since the beginning of 1995, the music division has been experiencing sales declines. These sales declines are occurring in connection with a consumer shift away from mall based stores to non-mall superstores that offer low prices. While the Company's mall based music stores have responded with increased promotional pricing and lower prices, they are at a competitive disadvantage to non-mall stores because of their higher cost structure, principally related to occupancy costs. The Company updated its operating projections for the music division during the third quarter of 1995 to reflect the continued weak retail environment and competitive pricing. The sum of the projected undiscounted future cash flows over the remaining goodwill amortization period of 33 years was less than the carrying amount of goodwill, which indicated impairment had occurred. An estimated fair value of the music division was determined from a range of valuations based on the operating projections and future discounted cash flows. Based on this estimated fair value, a goodwill write-down of $138,000 was recorded in August 1995.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


2.   WRITE-DOWN OF GOODWILL AND OTHER NONRECURRING ITEMS (CONTINUED)

     Selling, general and administrative expenses were reduced by a net amount of $3,400 for two nonrecurring items. The Company recorded other income of $8,800 from the termination of certain service and business development agreements and a charge of $5,400 for the closing of an additional 35 mall
     music stores.   Costs of store closings, principally lease termination
     costs and nonrecoverable investments in property, net of the write-off of any remaining liability from the straight-line recognition of rent expense, are provided for in the period when the decision is made to close the store.

3.   INCOME TAXES

     The effective income tax rates for the three month and nine month periods ended September 30, 1995 and 1994 are higher than the federal statutory rate principally as a result of goodwill amortization and write-down, both of which are nondeductible, and state income taxes.

4.   LOSS PER COMMON SHARE

     Loss per common share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. For purposes of computing the loss per common share, the 1,042,900 shares of common stock purchased for the Employee Stock Ownership Plan in the third quarter of 1995 are not considered outstanding until they are committed to be released. Common stock equivalents related to stock options are anti-dilutive due to the net loss in each period.

5.   EMPLOYEE STOCK OWNERSHIP PLAN

     On July 31, 1995, the Company's board of directors authorized the Company to establish an employee stock ownership plan ("ESOP") and trust. The plan combines the features of a 401(k) plan and an ESOP ("KSOP") and will replace benefits under the Company's current defined benefit pension, defined contribution and 401(k) plans. During the third quarter, the Company made a loan to the KSOP trust for the purchase of 1,042,900 shares of the Company's common stock in the open market. The shares will be distributed to employee participants in the KSOP as employer matching contributions over a period of ten years beginning in 1995.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

     Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


6.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

     The Company expects to adopt Statement No. 123 in 1996. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position because the Company's plans are fixed stock option plans which have no intrinsic value at the grant date under APB No. 25.

7.   SUBSEQUENT EVENT

     On November 9, 1995, the Company announced its intent to file a registration statement for an initial public offering of up to 49% of a new company to be created to contain the Suncoast Motion Picture Company division, currently a division of MGI.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Musicland Stores Corporation:


We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Musicland Stores Corporation and Subsidiaries as of December 31, 1994, and, in our report dated March 14, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                     ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
November 9, 1995

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

The following table presents certain sales and store data for the mall based music and video sell-through stores (Sam Goody, Musicland and Suncoast Motion Picture Company), the non-mall based full-media superstores (Media Play and On
Cue) and in total for the Company for the three months and nine months ended September 30, 1995 and 1994.

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------
                                                                                                 PERCENT OF TOTAL
                                                                                              -----------------------
                                                  1995           1994         % CHANGE         1995            1994
                                               --------        --------       --------        --------       --------
                                                            (DOLLARS AND SQUARE FOOTAGE IN MILLIONS)
SALES:
  Superstores                                  $  105.3        $  47.2          123.3%          29.5%          15.6%
  Mall stores                                     248.9          252.8           (1.6)          69.6           83.6
  Total (1)                                       357.6          302.5           18.2          100.0          100.0


COMPARABLE STORE SALES % CHANGE:
  Superstores                                       9.1%          15.8%           N/A            N/A            N/A
  Mall stores                                      (3.5)          (0.7)           N/A            N/A            N/A
  Total (1)                                        (1.4)          (0.1)           N/A            N/A            N/A


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------
                                                                                                 PERCENT OF TOTAL
                                                                                              -----------------------
                                                  1995           1994         % CHANGE         1995            1994
                                               --------        --------       --------        --------       --------
                                                            (DOLLARS AND SQUARE FOOTAGE IN MILLIONS)

SALES:
  Superstores                                  $  289.8         $109.1          165.6%          28.0%          12.9%
  Mall stores                                     735.6          728.8            0.9           71.0           86.3
  Total (1)                                     1,035.7          845.0           22.6          100.0          100.0

COMPARABLE STORE SALES % CHANGE:

  Superstores                                      16.7%          19.7%           N/A            N/A            N/A
  Mall stores                                      (2.1)           2.0            N/A            N/A            N/A
  Total (1)                                         0.5            2.6            N/A            N/A            N/A


STORE COUNT AT END OF PERIOD:
  Superstores                                       205             91          125.3           14.0            6.9
  Mall stores                                     1,244          1,218            2.1           84.7           92.2
  Total (1)                                       1,468          1,321           11.1          100.0          100.0

STORE SQUARE FOOTAGE AT END OF PERIOD:
  Superstores                                       4.3            1.8          133.5           48.8           30.1
  Mall stores                                       4.5            4.2            5.6           50.7           69.2
  Total (1)                                         8.8            6.1           44.3          100.0          100.0

------------------------------------
(1)  The totals include other divisions which individually are not significant.

SALES. The opening of new superstores and comparable store sales increases from the maturation of existing superstores accounted for most of the Company's sales growth for the third quarter and first nine months of 1995 compared to the same periods in 1994. Comparable store sales results in the third quarter were impacted by the relatively soft retail economy, particularly for mall based specialty retailers, increased competition and a lack of strong product releases in music and video. The Company faces increasing competition from non-mall discount stores, consumer electronics superstores and other music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores, including the Company's Media Play stores, continue to adversely affect the performance of the Company's mall stores. Because of these factors, the Company anticipates that the challenging retail sales environment will continue into the fourth quarter and for the foreseeable future.

GROSS PROFIT. Gross profit as a percentage of sales was 36.7% in the third quarter of 1995 compared with 38.8% in the third quarter of 1994 . The gross profit rate decreased to 36.4% in the first nine months of 1995 from 38.9% in the first nine months of 1994. The sales increase in the low-price superstore divisions relative to total Company sales accounted for substantially all of the decline in the gross profit rate in the quarter and 2.1% of the decline in the year to date period. The balance of the gross profit rate decrease in the first nine months was primarily attributable to the increased promotional pricing and the lowering of prices in mall based stores, most of which occurred during the fourth quarter of 1994. However, the gross profit rate for the 1995 periods improved from the fourth quarter 1994 gross profit rate of 33.7% because of targeted price increases and fewer promotions.

The continued expansion of the superstore divisions will further reduce the gross profit rate in the remainder of 1995 and in 1996 as their revenues increase as a percentage of the Company's total sales. However, this decrease is expected to be offset by lower operating expenses in the superstore divisions, principally related to occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Increases in selling, general and administrative expenses and depreciation and amortization in the third quarter and first nine months of 1995, compared to the same periods last year, were primarily due to store expansion. Selling, general and administrative expenses as a percentage of sales were 34.8% in the third quarter of 1995, compared with 35.3% in the third quarter of 1994, and improved to 35.0% in the first nine months of 1995 from 35.6% in the first nine months of 1994. The shift in the mix of stores to superstores which have a lower cost structure than mall based stores, principally related to occupancy costs, contributed to rate improvements in the third quarter and first nine months of 1995 of 0.7% and 0.8%, respectively. These rate improvements were offset by expense rate increases from weak comparable store sales in the mall based music division. A net reduction to expense in the third quarter of 1995 of $3.4 million, or 1.0% of sales, was the result of two nonrecurring items. The Company recorded income of $8.8 million from the termination of certain service and business development agreements and a charge of $5.4 million for the closing of an additional 35 mall based music stores. Expenses in 1995 were also impacted by start-up costs associated with the new distribution center in Franklin, Indiana opened in March 1995.

Further improvements in expenses as a percentage of sales are expected from the lower cost structures of Media Play and On Cue stores as the existing stores mature and as these stores become a larger portion of the Company's total store base. Start-up costs associated with new stores, primarily related to the Media Play superstores, will partially offset expected expense rate improvements. The incremental direct costs associated with store openings are amortized over expected sales to the end of the fiscal year in which the store opens. This results in the recognition of most of the start-up costs in the fourth quarter, when a larger percentage of the sales in a new store are realized. The Company also expects to obtain cost reductions with the Franklin distribution center, which has more than double the combined capacity of the Company's distribution center in Minneapolis, Minnesota and the former facility in Edison, New Jersey, which was closed in May 1995.


GOODWILL WRITE-DOWN AND ADOPTION OF NEW ACCOUNTING STANDARD. During the third quarter of 1995, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"), issued in March 1995. In connection with the adoption of Statement No. 121, the Company recorded in August 1995 a goodwill write-down of $138 million, or $4.09 per share and $4.05 per share for the three months and nine months ended September 30, 1995, respectively. This write-down reduced goodwill amortization by $0.3 million, or $0.01 per share, in the third quarter of 1995, and will reduce future goodwill amortization by $1.0 million, or $0.03 per share, in the fourth quarter of 1995 and $4.2 million, or $0.13 per share, annually.

Most of the goodwill was established in conjunction with the 1988 leveraged buyout of The Musicland Group, Inc. by Musicland Stores Corporation. At that time, nearly all of the Company's stores were mall based music stores. The carrying values of long-lived assets, primarily goodwill and property, of the music division were reviewed for recoverability and possible impairment because of recent developments. Since the beginning of 1995, the music division has been experiencing sales declines. These sales declines coincide with general declines in customer traffic in malls and an increase in consumer traffic at high-volume, low-price superstores. While the mall based music stores have responded with increased promotional pricing and lower prices, they are at a competitive disadvantage to non-mall stores because of their higher cost structure, principally related to occupancy costs. The Company updated its operating projections for the music division during the third quarter of 1995 to reflect the continued weak retail environment and competitive pricing. The sum of the projected undiscounted future cash flows over the remaining goodwill amortization period was less than the carrying amount of goodwill, which indicated impairment had occurred. The amount of goodwill impairment was determined from a range of values of the music division developed from the operating projections and future discounted cash flows. See Note 2 of Notes to Consolidated Financial Statements.

INTEREST EXPENSE. Interest expense increased by $2.3 million and $6.1 million in the third quarter and first nine months of 1995, respectively, over the same periods in 1994. Higher average outstanding borrowings on the revolver, net of interest savings on a term loan repaid in October 1995, added $1.8 million and $4.1 million to interest expense in the third quarter and first nine months of 1995, respectively. The remainder of the increase in interest expense was primarily caused by higher interest rates on the revolver. The weighted average interest rates on the revolver were 6.9% and 6.3% for the three months ended September 30, 1995 and 1994, respectively, and were 7.2% and 6.0% for the nine months ended September 30, 1995 and 1994, respectively.

In October 1995, Standard & Poor's Corporation and Moody's Investor's Service, Inc. placed the Company's $110 million senior subordinated notes under review for possible downgrade. This action was taken because of several factors, including the continued weak retail environment, competitive pricing and the pressure on cash flow resulting from the superstore expansion. If a lowering of the Company's credit rating were to occur, the Company would experience an increase in its revolver interest rate of 0.625%.

INCOME TAXES. The effective income tax rates for 1995 and 1994 are higher than the Federal statutory rate as a result of goodwill amortization and write-down, both of which are nondeductible, and state income taxes.

SEASONALITY. The Company's business is highly seasonal, with historically more than 40% of the annual revenues and more than 100% of the net earnings generated in the fourth quarter.

RECENTLY ISSUED ACCOUNTING STANDARDS. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method
of accounting for employee stock options or similar equity instruments.   It
also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in 1996. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position because the Company's plans are fixed stock option plans which have no intrinsic value at the grant date under APB No. 25.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Net cash used in operating activities during the nine months ended September 30, 1995 and 1994 was $306.8 million and $201.3 million, respectively. The most significant operating uses of cash related to payments after December 31 for seasonal merchandise purchases and inventory purchases for store expansion, as reflected by the aggregate net changes in inventories and accounts payable during these periods of $231.9 million and $161.5 million, respectively. The inventory balances in September of each year reflect the building of inventory levels for the Christmas season . Additionally, overall inventory levels have increased from the shift to larger stores through the expansion of the superstore divisions and the full line mall based music and video stores, or combo stores, all of which have higher inventory levels than traditional mall based stores.

Other current assets at September 30, 1995 reflect $7.3 million due from the termination of certain service and business development agreements and $5.5 million due from an equipment sale leaseback completed in the third quarter of 1995. Because taxable income is expected for the full year, the Company records an income tax benefit in interim periods due to the losses. This resulted in a net current asset balance for income taxes of $10.8 million and $2.3 million at September 30, 1995 and 1994, respectively. The changes in deferred income tax balances were the result of the expected full year income tax rates based on estimated taxable income applied to the losses in interim periods. Changes in other operating assets and liabilities for the first nine months of 1995 and 1994 from the year end balances are primarily related to the seasonal nature of the business and store expansion. Changes in other liabilities include non-cash provisions for future rent increases of $5.0 million and $2.9 million for the nine months ended September 30, 1995 and September 30, 1994, respectively.

CAPITAL EXPENDITURES. Most of the Company's capital expenditures are for store expansion. Total capital expenditures in 1995 are projected to be approximately $100 million. This amount may be reduced by equipment sale leasebacks of approximately $20 million, of which $5.5 million was completed in the third quarter of 1995 and the balance is expected to be completed in the fourth quarter of 1995. Approximately two-thirds of the capital expenditures in 1995 are for the continued expansion of the Media Play division. Preliminary plans for 1996 include estimated capital expenditures of approximately $60 million. The Company's capital expenditure plan may be adjusted based upon the availability of financing, future profitability, the competitive environment and economic conditions. The Company anticipates that these capital expenditures will be financed by internally generated cash, borrowings under the revolving credit facility and equipment sale leasebacks.

The new Franklin distribution facility and most of the related equipment, which together had an original cost of approximately $30 million, are financed under an operating lease. The lease contains a residual value guarantee in an amount not to exceed $24.9 million at the end of the original four year lease term and $25.7 million at the end of the one year renewal term. The lease also contains purchase options at the end of the original and renewal periods. The Company expects that it will be able to obtain adequate financing to meet its obligations under the lease agreement.

FINANCING ACTIVITIES. The majority of the Company's financing for store expansion and working capital is obtained from internally generated cash and borrowings under its revolving credit facility. Although the Company is not required to pay down the revolver at year end, the revolver has been paid off at year end when the Company's internally generated cash peaks following the Christmas season. The revolver balance and the Company's cash needs typically peak in November. The Company's ability to pay down the revolver at year end and in future years will depend upon future profitability and the level of store expansion.

During the third quarter of 1995, the Company loaned $10.0 million to its 401(k) trust to finance the purchase of 1,042,900 shares of common stock of the Company on the open market. The stock will be used for a "KSOP" plan, which combines the features of a 401(k) plan and an employee stock ownership plan. See Note 5 of Notes to Consolidated Financial Statements.

The revolving credit facility allows the Company to borrow up to $350 million (subject to certain limitations) and expires on October 7, 1999. As permitted by the credit agreement for the revolver, the Company has available short-term unsecured line of credit arrangements with two banks which provide for borrowings in the aggregate of up to $23 million through October 1996. The Company repaid in October 1995 the $16.4 million of short-term borrowings outstanding at September 30, 1995. The lines of credit provide little flexibility to the Company because these facilities are uncommitted. Borrowings are permitted on a limited basis and the Company can be required to repay outstanding borrowings at any time. The limited availability of short-term borrowings combined with the financing requirements for store expansion and the weak sales in the third quarter and into the fourth quarter will cause the Company to be at or near the maximum on its revolver in October and until mid-
November when sales begin to rise with the holiday season.   However, because
the Company obtains favorable payment terms from its major vendors for the holiday season, it expects to have adequate financing for the fourth quarter of 1995.

On November 9, 1995, the Company announced its intent to file a registration statement for an initial public offering of up to 49% of a new company to be created to contain the Suncoast Motion Picture Company ("Suncoast") division, currently a division of The Musicland Group, Inc. Proceeds to the Company from the planned offering would initially be used to repay outstanding borrowings under the revolver and ultimately for expansion of the superstore divisions and of the Suncoast division.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               15   Letter re unaudited interim financial information
                                                                          ------
          (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the period covered.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          MUSICLAND STORES CORPORATION


                                        By: \s\Reid Johnson
                                           -----------------------------
                                            Reid Johnson
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (authorized officer, principal
                                            financial and  accounting officer)




                                        Date: November 13,  1995
                                              -----------------------

                                  EXHIBIT INDEX


                                                                   Paper (P)
Exhibit                                                         or Electronic(E)
-------                                                         ----------------
  15.     Letter re unaudited interim financial information              E

  27.     Financial Data Schedule                                        E