Form 10-Q
period 1996-03-31
MUSICLAND STORES CORP
filed 1996-05-10
CIK 832995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from_______ to_______


Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                   41-1623376
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



10400 Yellow Circle Drive, Minnetonka, MN                   55343
(Address of principal executive offices)                 (Zip Code)

                                 (612) 931-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

The number of shares outstanding of the Registrant's common stock as of April 30, 1996 was 34,301,956 shares.


                            Exhibit index on page 15.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                           PAGE


      Item 1.  Financial Statements.


            Consolidated Statements of Earnings                            3
            Consolidated Balance Sheets                                    4
            Consolidated Statements of Cash Flows                          5
            Notes to Consolidated Financial Statements                     6
            Report of Independent Public Accountants                       8

      Item 2. Management's Discussion and Analysis of Results
              of Operations and Financial Condition.                       9

PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K.                       13
          Signature                                                        14


                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         1996          1995
                                                      ------------ ------------
Sales                                                  $  383,570   $  346,360
Cost of sales                                             253,737      224,116
                                                      ------------ ------------
   Gross profit                                           129,833      122,244

Selling, general and administrative expenses              139,489      118,945
Depreciation and amortization                              11,559       10,766
Restructuring charge                                       35,000            -
                                                      ------------ ------------
   Operating loss                                         (56,215)      (7,467)

Interest expense                                            6,672        4,793
                                                      ------------ ------------
   Loss before income taxes                               (62,887)     (12,260)

Income taxes                                              (22,400)      (5,946)
                                                      ------------ ------------
   Net loss                                             $ (40,487)   $  (6,314)
                                                      ------------ ------------
                                                      ------------ ------------
Loss per common share                                   $   (1.21)   $   (0.18)
                                                      ------------ ------------
                                                      ------------ ------------
Weighted average number of common shares outstanding       33,371       34,251
                                                      ------------ ------------
                                                      ------------ ------------







          See accompanying Notes to Consolidated Financial Statements.


                                            MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               ASSETS
                                                                                       March 31,            December 31,
                                                                              ----------------------------
                                                                                  1996           1995           1995
                                                                              -------------  -------------  -------------
Current assets:
   Cash and cash equivalents                                                  $      1,393   $      1,202   $      1,971
   Inventories                                                                     567,605        469,614        533,694
   Deferred income taxes                                                            26,700         14,665         17,400
   Other current assets                                                             33,179         15,283         20,840
                                                                              -------------  -------------  -------------
       Total current assets                                                        628,877        500,764        573,905

Property, at cost                                                                  441,876        386,795        446,100
   Accumulated depreciation and amortization                                      (136,344)      (104,528)      (127,783)
                                                                              -------------  -------------  -------------
       Property, net                                                               305,532        282,267        318,317

Goodwill                                                                            97,507        240,254         98,258
Other assets                                                                         6,022          6,354          6,477
                                                                              -------------  -------------  -------------
Total Assets                                                                   $ 1,037,938    $ 1,029,639     $  996,957
                                                                              -------------  -------------  -------------
                                                                              -------------  -------------  -------------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks drawn in excess of bank balances                                     $     4,229      $  16,975      $  69,321
   Short-term notes payable                                                              -         16,700             -
   Revolver                                                                        296,000        206,000         53,000
   Accounts payable                                                                312,157        236,922        403,848
   Restructuring reserve                                                            31,391              -              -
   Other current liabilities                                                        68,371         60,632        108,455
                                                                              -------------  -------------  -------------
       Total current liabilities                                                   712,148        537,229        634,624

Long-term debt                                                                     110,000        110,000        110,000
Other long-term liabilities                                                         55,266         43,516         52,622
Deferred income taxes                                                                5,200          4,840          3,900

Stockholders' equity:
   Preferred stock ($.01 par value; authorized: 5,000,000 shares;
    issued and outstanding: none)                                                        -              -              -
   Common stock ($.01 par value; authorized: 75,000,000 shares;
    issued and outstanding: March 31, 1996 and December 31,
    1995, 34,296,956 shares; March 31, 1995, 34,261,856 shares)                        343            343            343
   Additional paid-in capital                                                      254,350        254,159        254,350
   Retained earnings (accumulated deficit)                                         (85,398)        84,525        (44,911)
   Deferred compensation                                                            (8,998)                       (8,998)
   Common stock subscriptions                                                       (4,973)        (4,973)        (4,973)
                                                                              -------------  -------------  -------------
       Total stockholders' equity                                                  155,324        334,054        195,811
                                                                              -------------  -------------  -------------
Total Liabilities and Stockholders' Equity                                     $ 1,037,938    $ 1,029,639    $   996,957
                                                                              -------------  -------------  -------------
                                                                              -------------  -------------  -------------


          See accompanying Notes to Consolidated Financial Statements.


                                            MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                           Three Months Ended
                                                                                March 31,
                                                                      --------------------------
                                                                          1996           1995
                                                                      -----------    -----------
OPERATING ACTIVITIES:
   Net loss                                                            $ (40,487)     $  (6,314)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                        11,693         10,881
     Restructuring charge                                                 35,000              -
     Disposal of property                                                     57            991
     Deferred income taxes                                                (8,000)           275
     Changes in operating assets and liabilities:
        Inventories                                                      (33,911)        22,214
        Other current assets                                             (12,339)        (5,685)
        Accounts payable                                                 (91,691)      (220,314)
        Restructuring reserve                                               (440)             -
        Other current liabilities                                        (40,084)       (59,516)
        Other assets                                                         308           (519)
        Other long-term liabilities                                        3,404          2,774
                                                                      -----------    -----------
          Net cash used in operating activities                         (176,490)      (255,213)
                                                                      -----------    -----------
INVESTING ACTIVITIES:
   Capital expenditures                                                   (1,996)       (16,020)
                                                                      -----------    -----------
FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in excess of bank balances        (65,092)        11,089
   Increase in short-term notes payable                                        -         16,700
   Borrowings under revolver                                             243,000        206,000
   Proceeds from sale of common stock                                          -             68
                                                                      -----------    -----------
          Net cash provided by financing activities                      177,908        233,857
                                                                      -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (578)       (37,376)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,971         38,578
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   1,393      $   1,202
                                                                      -----------    -----------
                                                                      -----------    -----------

CASH PAID DURING THE PERIOD FOR:
      Interest                                                      $      3,186      $   1,586
      Income taxes                                                         9,358         17,286


          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)



1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC" or the "Company") and its wholly owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly owned subsidiaries.All material intercompany accounts and transactions have been eliminated in consolidation.

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

2.   RESTRUCTURING CHARGE

     During the first quarter of 1996, the Company began implementation of a program designed to improve profitability and increase inventory turnover. A pretax restructuring charge of $35,000 was recorded in the first quarter of 1996 to establish a reserve for the anticipated costs associated with the closing of 56 underperforming stores and certain facilities. The planned closings are expected to be completed within a year and include 36 mall stores and 20 non-mall stores. The restructuring charge includes $17,800 for anticipated non-cash write-downs of leasehold improvements and certain equipment, net of unamortized lease credits, and $17,200 of anticipated cash expenditures, primarily consisting of estimated payments to landlords for the early termination of operating leases and estimated legal and consulting fees. During the first quarter of 1996, $3,609 of the restructuring reserve had been utilized, principally related to the closing of nine mall stores and three non-mall stores.

3.   INCOME TAXES

     The effective income tax rates for the three months ended March 31, 1996 and 1995 vary from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                                 (IN THOUSANDS)

4.   LOSS PER COMMON SHARE

     Loss per common share amounts are computed by dividing net loss by the weighted average number of common shares outstanding. For purposes of loss per share computations, shares of common stock under the Company's employee stock ownership plan, established in the third quarter of 1995, are not considered outstanding until they are committed to be released. Common stock equivalents related to stock options are anti-dilutive due to the net loss in each period.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Musicland Stores Corporation and Subsidiaries as of December 31, 1995, and, in our report dated April 10, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                       ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
April 29, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table presents certain sales and store data for the non-mall based full-media superstores (Media Play and On Cue), the mall based music and video sell-through stores (Sam Goody, Musicland and Suncoast Motion Picture Company) and in total for the Company for the three months ended March 31, 1996 and 1995.


                                                            THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------------------------
                                                                                           PERCENT OF TOTAL
                                                                                      --------------------------
                                           1996           1995           % CHANGE         1996          1995
                                       ------------   ------------     ------------   ------------  ------------
                                                         (DOLLARS AND SQUARE FOOTAGE IN MILLIONS)

SALES:
  Non-mall stores                          $133.9          $91.4           46.5 %         34.9 %         26.4 %
  Mall stores                               246.4          251.7           (2.1)          64.2           72.7
  Total (1)                                 383.6          346.4           10.7          100.0          100.0

COMPARABLE STORE SALES % CHANGE:
  Non-mall stores                           (4.8)%          26.8 %          N/A            N/A            N/A
  Mall stores                               (2.3)            0.6            N/A            N/A            N/A
  Total (1)                                 (2.9)            3.5            N/A            N/A            N/A

STORE COUNT AT END OF PERIOD:
  Non-mall stores                             248            143           73.4           16.6           10.2
  Mall stores                               1,224          1,238          (1.1)           81.9           88.7
  Total (1)                                 1,494          1,396            7.0          100.0          100.0

STORE SQUARE FOOTAGE AT END OF PERIOD:
  Non-mall stores                             5.4            3.1           76.7           54.8           40.9
  Mall stores                                 4.4            4.4            0.6           44.6           58.5
  Total (1)                                   9.9            7.5           31.9          100.0          100.0


________________________________________
(1)  The totals include other divisions which individually are not significant.


     SALES. The expansion of non-mall stores accounted for most of the increase in total sales in 1996. Comparable store sales decreases in both non-mall and mall stores offset sales growth from the opening of new stores. Comparable store sales results in the first quarter of 1996 were impacted by the lack of strong product releases in music and video and the effects of bad weather,
particularly early in the quarter.   Additionally, comparable store sales
performance in 1996 is against 1995 increases of 26.8% in non-mall stores and 0.6% in mall stores, which benefited from strong sales of the very successful LION KING video released February 28, 1995.

     The Company's stores continue to face increased competition from non-mall discount stores, consumer electronics superstores and other music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely affect the performance of both the Company's non-mall and mall stores. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future.

     GROSS PROFIT. Gross profit as a percentage of sales was 33.8% in the first quarter of 1996 compared with 35.3% in the first quarter of 1995, a decrease of 1.5%. The higher proportion of sales from the low-price non-mall divisions relative to total Company sales accounted for 0.8% of the decline. The lowering of prices in mall stores and increased promotional pricing in both mall and non-mall stores accounted for the balance of the decrease.

     The Company's plan to pursue more aggressive marketing and merchandising strategies is expected to increase sales volume but negatively impact gross margin. Additionally, sales growth in the non-mall divisions will further reduce gross margin in 1996 as their revenues increase as a percentage of the Company's total sales. This decrease is expected to be partially offset by lower operating expenses in the non-mall stores, principally related to occupancy costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Increases in selling, general and administrative expenses and depreciation and amortization in the first quarter of 1996 compared with the first quarter of 1995 were primarily due to the store expansion over the past twelve months. Selling, general and administrative expenses as a percentage of sales were 36.4% in the first quarter of 1996 compared with 34.3% in the first quarter of 1995, an increase of 2.1%. Most of this increase was attributable to the decrease in comparable store sales coupled with an increase in fixed occupancy costs related to the store expansion over the past year. The shift in the mix of stores to non-mall stores, which have a lower cost structure than mall stores, principally related to occupancy costs, partially offset the expense margin increase. The Company expects that fixed costs associated with new stores that have not achieved the sales level of a mature store will continue to negatively impact earnings through the third quarter of 1996.

     RESTRUCTURING CHARGE. During the first quarter of 1996, the Company began implementation of a program designed to improve profitability and increase inventory turnover. A pretax restructuring charge of $35 million was recorded in the first quarter of 1996 to establish a reserve for anticipated costs associated with the closing of 56 underperforming stores and certain facilities. The planned closings are expected to be completed within a year and include 36 mall stores and 20 non-mall stores. The restructuring charge includes $17.8 million for anticipated non-cash write-downs of leasehold improvements and certain equipment, net of unamortized lease credits, and $17.2 million of anticipated cash expenditures, primarily consisting of estimated payments to landlords for the early termination of operating leases and estimated legal and consulting fees. During the first quarter of 1996, $3.6 million of the restructuring reserve had been utilized, principally related to the closing of nine mall stores and three non-mall stores.

     INTEREST EXPENSE. Interest expense in the first quarter of 1996 increased $1.9 million over the first quarter of 1995. Interest expense increased $1.0 million due to higher average outstanding borrowings on the revolver and increased $1.0 million due to an increase in the number of days revolver borrowings were outstanding. For the three months ended March 31, 1996 and 1995, the average daily revolver balances, based upon the number of days outstanding, were $232.5 million and $156.3 million, respectively, and the weighted average interest rates on the revolver, based upon the average daily balances, were 7.0% and 7.3%, respectively.

     In the first quarter of 1996, Moody's Investor's Service, Inc. and Standard & Poor's Corporation lowered the Company's corporate credit rating and the rating of its $110 million senior subordinated notes. This downgrade occurred as a result of recent developments that include the weak retailing environment coupled with the Company's increased capital requirements because of the
aggressive  expansion of non-mall stores in previous years.   As a result of the
lower credit rating and an amendment to the Company's credit agreement in April 1996, the annual facility fee rate will increase from 0.30% to 0.50% and the margin added to variable interest rates on revolver borrowings will increase by 0.93%. "See Liquidity and Capital Resources."

     INCOME TAXES. The effective income tax rates for the three months ended March 31, 1996 and 1995 vary from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes.

     SEASONALITY. The Company's business is highly seasonal, with approximately 40% of the annual revenues and all of the net earnings generated in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are internally generated cash and borrowings under its revolving credit facility pursuant to the terms of its credit agreement. The revolving credit facility permits borrowings of up to $350 million (subject to certain limitations and except for the period from March 29, 1996 through September 10, 1996, during which borrowings are limited to $325 million) and expires in October 1999. The credit agreement contains covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. Additionally, the Company must meet financial covenants relating to fixed charge coverage, consolidated tangible net worth and debt to total capitalization. In February 1995, the credit agreement was amended to revise certain financial covenants and provide the Company with additional flexibility.

     In April 1996, the Company obtained an amendment to its credit agreement that modified certain existing covenants and approved a restructuring charge of up to $35 million. The amendment adds financial covenants which require the Company to meet certain debt and trade payables to eligible inventory ratios and to reduce outstanding borrowings under the facility to $25 million for one day during the period from December 15, 1996 to February 15, 1997, and to zero for one day during the period from December 15 to January 15 in each subsequent year. The Company was in compliance with all covenants of the credit agreement, as amended, at the end of the first quarter of 1996.

     OPERATING ACTIVITIES. Net cash used in operating activities during the three months ended March 31, 1996 and 1995 was $176.5 million and $255.2 million, respectively. The lower level of cash used in the first three months of 1996 was primarily due to the early payments made to certain vendors near the end of 1995 to obtain discounts. These payments caused the amount of checks issued but not presented to banks for payment to exceed the Company's bank balances at December 31, 1995 by $69.3 million. When the changes in checks drawn in excess of bank balances are included, cash used in operating activities during the three months ended March 31, 1996 and 1995 was $241.6 million and $244.1 million, respectively. The most significant operating uses of cash related to payments after December 31 for seasonal merchandise purchases, as reflected by the aggregate net changes in inventories, accounts payable and checks drawn in excess of bank balances during these periods of $190.7 million and $187.0 million, respectively. Additionally, overall inventory levels have increased as a result of the non-mall store expansion and the increase in number of full line mall based music and video stores, or combo stores, all of which have higher inventory levels than traditional mall stores.

     Changes in the deferred income tax balances and most of the increase in other current assets during the first three months of 1996 and 1995 from the year end balances were due to the tax provision (benefit) recorded on the losses in each quarter. Changes in other operating assets and liabilities are primarily related to the seasonal nature of the business and store expansion.

     INVESTING ACTIVITIES. Most of the Company's capital expenditures are for store expansion. The Company has aggressively expanded in recent years. Because of the weak retailing environment during 1995, which adversely impacted the Company's performance, the Company plans to reduce capital spending to approximately $25 million in 1996 and to a similar level in 1997. The Company anticipates that these capital expenditures will be financed by internally generated cash, borrowings under the revolving credit facility and, to a lesser extent, landlord contributions and rent abatements. The Company plans to close approximately 50 nonproductive mall based music stores in 1996, the majority of which are at or near the end of their lease terms. In addition, the Company plans to close 56 stores within the next year as part of its restructuring program. In the first quarter of 1996, nine mall stores and three non-mall stores were closed under this program. Assets from closed stores will be redeployed either to new stores or to existing stores that are more profitable.

     FINANCING ACTIVITIES.  The Company's financing activities principally
consist of borrowings and repayments under its revolving credit facility.   The
revolver balance is higher at March 31, 1996 compared to March 31, 1995 as a result of the store expansion in 1995 and shift in focus to the more capital intensive Media Play stores. The Company is obligated under operating leases
for its   Franklin distribution facility and certain Media Play stores for residual value guarantees of approximately $25 million and $12 million, respectively, either at the end of the original four year lease terms in 1999 and 2000, respectively, or at the end of the respective one year renewal terms. The Company expects that it will be able to obtain adequate financing to meet its obligations under these lease agreements.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: strength of new product offerings, pricing strategies of competitors, effects of weather and overall economic conditions, including inflation and consumer confidence.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

     4.2(c)    Amendment No. 2 dated as of April 9, 1996 to the
               Credit Agreement                                            _____

     10.2(d)   Amendment No. 1 dated as of April 9, 1996 to the Lease
               Guaranty dated  May 12, 1995 between MGI, as Guarantor,
               and Media Play Trust,  as Landlord                          _____

     10.2(e)   Amendment No. 1 dated as of April 9, 1996 to the
               Participation  Agreement dated May 12, 1995 among
               Natwest Leasing Corporation, as Owner Participant, Media
               Play Trust, As Trust, Yasuda Bank and Trust Company
               (U.S.A.), as Owner Trustee, National Westminster Bank  PLC,
               as Agent and Lender, Media Play, Inc., as Tenant and the Long-Term Credit Bank of Japan, Ltd. Chicago Branch and
               The Yasuda Trust & Banking Company, Ltd., Chicago Branch,
               as Other Lenders                                            _____

     15.       Letter re unaudited interim financial information           _____

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1996.



Omitted from this Part II are items which are not applicable or to which the answer is negative for the period covered.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MUSICLAND STORES CORPORATION

                                   By: \s\Reid Johnson
                                      -------------------------------------
                                       Reid Johnson
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (authorized officer, principal
                                       financial and  accounting officer)








                                   Date:   May  10,  1996

                                  EXHIBIT INDEX

                                                                     PAPER (P)
 EXHIBIT                                                        OR ELECTRONIC(E)
 -------                                                        ----------------

  4.2(c)   Amendment No. 2 dated as of April 9, 1996 to the
           Credit Agreement                                            E

  10.2(d)  Amendment No. 1 dated as of April 9, 1996 to the Lease
           Guaranty dated May 12, 1995 between MGI, as Guarantor,
           and Media Play Trust, as Landlord                           E

  10.2(e)  Amendment No. 1 dated as of April 9, 1996 to the
           Participation Agreement  dated May 12, 1995 among
           Natwest Leasing Corporation, as Owner Participant,
           Media Play Trust, As Trust, Yasuda Bank and Trust
           Company (U.S.A.), as Owner Trustee, National Westminster
           Bank PLC, as Agent and Lender, Media Play, Inc., as
           Tenant and the Long-Term Credit Bank of Japan, Ltd. Chicago Branch and The Yasuda Trust & Banking Company, Ltd.,
           Chicago Branch, as Other Lenders                            E

  15.      Letter re unaudited interim financial information           E

  27.      Financial Data Schedules                                    E