Form 10-K/A
period 1995-12-31
MUSICLAND STORES CORP
filed 1996-06-27
CIK 832995

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A

(Mark one)
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from          to
                               --------    --------

Commission file number 1-11014

                             MUSICLAND STORES CORPORATION
                (Exact name of Registrant as specified in its charter)

                  DELAWARE                            41-1623376
(State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

    10400 YELLOW CIRCLE DRIVE,
        MINNETONKA, MINNESOTA                             55343
(Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (612) 931-8000

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
       --------------------           -----------------------------------------
   Common stock, $.01 par value                New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ----

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 15, 1996 was $103,183,757, based on the closing price of $3 3/8 per common share on the New York Stock Exchange on such date (only members of the Management Investors Group are considered affiliates for this calculation).

The number of shares outstanding of the Registrant's common stock on March 15, 1996 was 34,296,956.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of stockholders to be held May 7, 1996 (the "Proxy Statement") are incorporated by reference into Part III.

               Exhibit Index on sequential pages 2 through 4 (Amended).

                                    EXHIBIT INDEX

   The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1995.


EXHIBIT                                                                       SEQUENTIAL
  NO.                             DESCRIPTION                                  PAGE NO.
- --------     --------------------------------------------------------------   ----------
  3.1    -   Restated Certificate of Incorporation of MSC, as amended             [i]
  3.2    -   By-laws of MSC, as amended                                           [ii]
  4.1    -   Senior Subordinated Note Indenture, including form of Note, dated as of June 15, 1993 among MGI, MSC and Harris Trust
             and Savings Bank, as Trustee                                         [iii]
  4.2(a) -   Credit Agreement dated as of October 7, 1994 (the
             "Credit Agreement") among MGI, MSC, the banks listed
             therein and Morgan Guaranty Trust Company of New York,
             as agent                                                             [iv]
  4.2(b) -   Amendment No. 1 dated as of February 28, 1995 to the Credit
             Agreement                                                            [viii]
  4.3    -   Rights Agreement dated as of March 14, 1995, between MSC
             and Norwest Bank Minnesota, National Association, as
             Rights Agent.                                                        [v]
  9.     -   Voting Trust Agreement among DLJ, certain of its affiliates, the
             Equitable Investors and Meridian Trust Company                       [i]
 10.1(a) -   Lease Agreement dated March 31, 1994 between Shawmut Bank
             Connecticut, N.A. as Owner Trustee and Musicland Retail, Inc.,
             as Lessee                                                            [viii]
 10.1(b) -   Participation Agreement dated March 31, 1994 among Musicland
             Retail, Inc., as Lessee, Shawmut Bank Connecticut, N.A. as Owner
             Trustee, Kleinwort Benson Limited, as Owner Participant, Lender
             and Agent and The Long-Term Credit Bank of Japan, Ltd. Chicago
             Branch, Credit Lyonnais Cayman Island Branch, The Fuji Bank,
             Limited, as Lenders                                                  [viii]
 10.1(c) -   Guaranty of MGI dated March 31, 1994                                 [viii]
 10.2(a) -   Master Lease dated May 12, 1995 between Media Play Trust, as
             Landlord, and Media Play, Inc., as Tenant                            [ix]
 10.2(b) -   Participation Agreement dated May 12, 1995 among Natwest Leasing
             Corporation, as Owner Participant, Media Play Trust, As Trust,
             Yasuda Bank and Trust Company (U.S.A.), as Owner Trustee, National
             Westminster Bank PLC, as Agent and Lender, Media Play, Inc., as
             Tenant and the Long-Term Credit Bank of Japan, Ltd. Chicago Branch
             and The Yasuda Trust & Banking Company, Ltd., Chicago Branch, as
             Other Lenders                                                        [ix]
 10.2(c) -   Lease Guaranty dated May 12, 1995 between MGI, as Guarantor,
             and Media Play Trust, as Landlord                                    [ix]
*10.3(a) -   Subscription Agreement among MSC and the Management Investors        [vi]
*10.3(b) -   Form of amendment to Management Subscription Agreement               [i]
*10.4    -   Form of Registration Rights Agreement among MSC, DLJ
             and the Management Investors                                         [vii]
*10.5(a) -   Employment Agreement with Mr. Eugster                                [vi]
*10.5(b) -   Form of amendment to Employment Agreement with Mr. Eugster           [i]
*10.5(c) -   Amendment No. 2 to Employment Agreement with Mr. Eugster             [xi]
*10.6    -   Form of Employment Agreement with Messrs. Benson and Ross            [vi]
*10.7(a) -   Form of Employment Agreement with Messrs. Bausman, Gaines
             and Henderson                                                        [vi]


EXHIBIT                                                                       SEQUENTIAL
  NO.                             DESCRIPTION                                  PAGE NO.
- --------     --------------------------------------------------------------   ----------
*10.7(b) -   Form of amendment to Employment Agreements with Messrs. Bausman,
             Gaines and Henderson                                                 [i]
*10.7(c) -   Amendment No. 2 to Employment Agreement with Mr. Bausman             [xi]
*10.7(d) -   Amendment No. 2 to Employment Agreement with Mr. Gaines              [xi]
*10.7(e) -   Amendment No. 2 to Employment Agreement with Mr. Henderson           [xi]
*10.8(a) -   Change of Control Agreement with Mr. Eugster                         [vi]
*10.8(b) -   Form of amendment to Change of Control Agreement with Mr. Eugster    [i]
*10.8(c) -   Amendment No. 2 to Change of Control Agreement with Mr. Eugster      [xi]
*10.9    -   Management Incentive Plan dated as of January 1, 1995                [xi]
*10.10   -   1988 Stock Option Plan, as amended                                   [i]
*10.11   -   Stock Option Plan for Unaffiliated Directors of MSC, as amended      [i]
*10.12   -   1992 Stock Option Plan                                               [i]
*10.13   -   Musicland Stores Corporation 1994 Employee Stock Option Plan         [viii]
*10.14   -   Employment Letter Agreement with Mr. Johnson                         [viii]
*10.15   -   Change of Control Agreement with Mr. Johnson                         [xi]
*10.16   -   Executive Deferred Compensation Plan for Mr. Johnson                 [xi]
*10.17   -   Change of Control Agreement with Mr. Gaines                          [xi]
 11.     -   Statement re computation of per share earnings                       [x]
 21.     -   Subsidiaries of MSC                                                  [ii]
 23.     -   Consent of Arthur Andersen LLP                                          --
 99.     -   Form 11-K for The Musicland Group's Capital Accumulation Plan           --
- ---------------

[i] Incorporated by reference to MSC's Form S-1 Registration Statement covering common stock initially filed with the Commission on July 6, 1990 (Commission File No. 33-35774).

[ii] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Commission on March 2, 1993 (Commission File No. 1-11014).

[iii] Incorporated by reference to MGI's Registration Statement covering 9% Senior Subordinated Notes initially filed with the Commission on May 19, 1993 (Commission File No. 33-62928).

[iv] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 filed with the Commission on November 11, 1994 (Commission File No. 1-11014).

[v] Incorporated by reference to MSC's Form 8-A Exchange Act Registration Statement covering Preferred Share Purchase Rights filed with the Commission on March 16, 1995.

[vi] Incorporated by reference to MSC's Form S-1 Registration Statement covering Senior Subordinated Notes initially filed with the Commission on May 20, 1988 (Commission File No. 33-22058).

[vii] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission on March 25, 1994 (Commission File No. 1-11014).

[viii] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 27, 1995 (Commission File No. 1-11014).

[ix] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarter period ended June 30, 1995 filed with the Commission on August 11, 1995 (Commission File No. 1-11014).

[x] Earnings (loss) per common share amounts are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. For purposes of earnings per share computations, shares of common stock under the Company's employee stock ownership plan are not considered outstanding until they are committed to be released. Common stock equivalents related to stock options which would have a dilutive effect based upon current market prices had no material effect on net earnings (loss) per common share in each of the years presented in the Company's Consolidated Statements of Earnings and, accordingly, this exhibit is not applicable to the Company.

[xi]   Previously filed.

* Indicates Management Contract or Compensatory Plan or Agreement required to be filed as an Exhibit to this form.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MUSICLAND STORES CORPORATION
                                            (Registrant)



                                    By: \S\ REID JOHNSON
                                       ----------------------
                                       Reid Johnson
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (authorized officer, principal financial
                                       and accounting officer)



                                       Date: JUNE 27, 1996
                                            ---------------