Form 10-Q
period 1996-06-30
MUSICLAND STORES CORP
filed 1996-08-13
CIK 832995

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-11014


                          MUSICLAND STORES CORPORATION
            (Exact name of Registrant as specified in its charter)

             Delaware                                   41-1623376
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


10400 Yellow Circle Drive, Minnetonka, MN                      55343
(Address of principal executive offices)                    (Zip Code)

                                (612) 931-8000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No ____.

The number of shares outstanding of the Registrant's common stock as of July 31, 1996 was 34,301,956 shares.

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE


      Item 1.  Financial Statements.


               Consolidated Statements of Earnings                        3

               Consolidated Balance Sheets                                4

               Consolidated Statements of Cash Flows                      5

               Notes to Consolidated Financial Statements                 6

               Report of Independent Public Accountants                   8



      Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition.                     9


PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders       14

      Item 5.  Other Information                                         14

      Item 6.  Exhibits and Reports on Form 8-K.                         15

      Signature                                                          16

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                   --------------------     -------------------
                                                     1996        1995         1996       1995
                                                   --------    --------     --------   --------
Sales                                              $372,410    $331,720     $755,980   $678,080
Cost of sales                                       245,828     208,348      499,565    432,464
                                                   --------    --------     --------   --------
   Gross profit                                     126,582     123,372      256,415    245,616

Selling, general and administrative expenses        135,814     119,475      275,303    238,420
Depreciation and amortization                        11,175      11,396       22,734     22,162
Restructuring charge                                     --          --       35,000         --
                                                   --------    --------     --------   --------
   Operating loss                                   (20,407)     (7,499)     (76,622)   (14,966)

Interest expense                                      8,362       7,124       15,034     11,917
                                                   --------    --------     --------   --------
   Loss before income taxes                         (28,769)    (14,623)     (91,656)   (26,883)

Income taxes                                        (10,150)     (7,092)     (32,550)   (13,038)
                                                   --------    --------     --------   --------
   Net loss                                        $(18,619)   $ (7,531)    $(59,106)  $(13,845)
                                                   --------    --------     --------   --------
                                                   --------    --------     --------   --------

Loss per common share                              $  (0.56)   $  (0.22)    $  (1.77)  $  (0.40)
                                                   --------    --------     --------   --------
                                                   --------    --------     --------   --------
Weighted average number of common
    shares outstanding                               33,402       34,264      33,387     34,258
                                                   --------    --------     --------   --------
                                                   --------    --------     --------   --------

         See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    ASSETS

                                                                         JUNE 30,         DECEMBER 31,
                                                                  ---------------------   ------------
                                                                     1996       1995          1995
                                                                  ---------  ----------   ------------
Current assets:
   Cash and cash equivalents                                      $   5,485  $    1,246     $   1,971
   Inventories                                                      529,699     487,128       533,694
   Deferred income taxes                                             30,900      14,470        17,400
   Other current assets                                              33,705      19,945        20,840
                                                                 ----------  ----------     ---------
       Total current assets                                         599,789     522,789       573,905

Property, at cost                                                   428,418     417,048       446,100
   Accumulated depreciation and amortization                       (140,793)   (112,372)     (127,783)
                                                                 ----------  ----------     ---------
       Property, net                                                287,625     304,676       318,317

Goodwill                                                             96,755     238,457        98,258
Deferred income taxes                                                    --         630            --
Other assets                                                          6,353       6,187         6,477
                                                                 ----------  ----------     ---------
Total Assets                                                      $ 990,522  $1,072,739     $ 996,957
                                                                 ----------  ----------     ---------
                                                                 ----------  ----------     ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks drawn in excess of bank balances                        $      --  $   23,657     $  69,321
   Short-term notes payable                                              --         500            --
   Revolver                                                         316,000     266,000        53,000
   Accounts payable                                                 287,527     247,844       403,848
   Restructuring reserve                                             15,605          --            --
   Other current liabilities                                         63,242      52,279       108,455
                                                                 ----------  ----------     ---------
       Total current liabilities                                    682,374     590,280       634,624

Long-term debt                                                      110,000     110,000       110,000
Other long-term liabilities                                          55,582      45,903        52,622
Deferred income taxes                                                 5,800          --         3,900

Stockholders' equity:
   Preferred stock ($.01 par value; shares authorized: 5,000,000;
    shares issued and outstanding: none)                                 --          --            --
   Common stock ($.01 par value; shares authorized: 75,000,000;
    shares issued and outstanding: June 30, 1996, 34,301,956;
   June 30, 1995, 34,266,456; December 31, 1995, 34,296,956)            343         343           343
   Additional paid-in capital                                       254,411     254,192       254,350
   Retained earnings (accumulated deficit)                         (104,017)     76,994       (44,911)
   Deferred compensation                                             (8,998)         --        (8,998)
   Common stock subscriptions                                        (4,973)     (4,973)       (4,973)
                                                                 ----------  ----------     ---------
       Total stockholders' equity                                   136,766     326,556       195,811
                                                                 ----------  ----------     ---------
Total Liabilities and Stockholders' Equity                       $  990,522  $1,072,739     $ 996,957
                                                                 ----------  ----------     ---------
                                                                 ----------  ----------     ---------

         See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
OPERATING ACTIVITIES:
   Net loss                                                       $ (59,106)     $ (13,845)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                   23,043         22,410
     Restructuring charge                                            35,000             --
     Disposal of property                                             1,633          3,084
     Deferred income taxes                                          (11,600)        (5,000)
     Changes in operating assets and liabilities:
        Inventories                                                   3,994          4,700
        Other current assets                                        (12,895)       (10,338)
        Accounts payable                                           (116,321)      (209,392)
        Restructuring reserve                                        (3,741)            --
        Other current liabilities                                   (45,135)       (67,869)
        Other assets                                                   (210)          (498)
        Other long-term liabilities                                   3,024          4,799
                                                                  ---------      ---------
          Net cash used in operating activities                    (182,314)      (271,949)
                                                                  ---------      ---------
INVESTING ACTIVITIES:
   Capital expenditures                                              (7,864)       (49,733)
                                                                  ---------      ---------
FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in excess of bank balances   (69,321)        17,771
   Increase in short-term notes payable                                  --            500
   Borrowings under revolver                                        263,000        266,000
   Proceeds from sale of common stock                                    13             79
                                                                  ---------      ---------
          Net cash provided by financing activities                 193,692        284,350
                                                                  ---------      ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                          3,514        (37,332)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,971         38,578
                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   5,485      $   1,246
                                                                  ---------      ---------
                                                                  ---------      ---------
CASH PAID DURING THE PERIOD FOR:
   Interest                                                       $  13,582      $  10,805
   Income taxes                                                       9,931         18,654

         See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

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

2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     The Company's stores continue to face increased competition from non-mall discount stores, consumer electronics superstores and other music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely affect the performance of both the Company's non-mall and mall stores. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future. These facts and circumstances led to an evaluation of the carrying amount of goodwill for impairment which resulted in a write-down of $138,000 in the third quarter of 1995.

     In April 1996, the Company obtained an amendment to its credit agreement that modified certain existing covenants and approved a restructuring charge of up to $35,000. The amendment adds financial covenants which require the Company to meet certain debt and trade payables to eligible inventory ratios and to reduce outstanding borrowings under the facility to $25,000 for one day during the period from December 15, 1996 to February 15, 1997, and to zero for one day during the period from December 15 to January 15 in each subsequent year.

     The Company was in compliance with all covenants of the credit agreement, as amended, at the end of the second quarter of 1996. The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of product releases, consumer spending preferences, opening and closing of competitors' stores and competitors' pricing. Any of these factors, alone or in combination, could affect the Company's ability to meet its financial covenants. If the Company does not meet its financial covenants, the Company would be in default and the banks could demand repayment of all amounts owing under the revolver. There can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on similar terms.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            (DOLLARS IN THOUSANDS)


3.   RESTRUCTURING CHARGE

     During the first quarter of 1996, the Company began implementation of a program designed to improve profitability and increase inventory turnover. A pretax restructuring charge of $35,000 was recorded in the first quarter of 1996 to establish a reserve for the anticipated costs associated with the closing of 56 underperforming stores and certain facilities. The planned closings are expected to be completed within a year and include 36 mall stores and 20 non-mall stores. The restructuring charge includes $17,800 for anticipated non-cash write-downs of leasehold improvements and certain equipment, net of unamortized lease credits, and $17,200 of anticipated cash expenditures, primarily consisting of estimated payments to landlords for the early termination of operating leases and estimated legal and consulting fees. During the first half of 1996, $19,400 of the restructuring reserve had been utilized, consisting of $15,700 of non-cash charges and $3,700 of cash charges. A total of 31 stores have been closed through June 30, 1996, including 19 mall stores and 12 non-mall stores. The Company expects to close the majority of the remaining stores and certain facilities under the restructuring program either late in the fourth quarter of 1996 or early in the first quarter of 1997.

4.   INCOME TAXES

     The effective income tax rates for the three month and six month periods ended June 30, 1996 and 1995 vary from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes.

5.   LOSS PER COMMON SHARE

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota,
July 26, 1996

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table presents certain unaudited sales and store data for the non-mall based full-media superstores (Media Play and On Cue), the mall based music and video sell-through stores (Sam Goody, Musicland and Suncoast Motion Picture Company) and in total for the Company for the three months and six months ended June 30, 1996 and 1995.

                                                            THREE MONTHS ENDED JUNE 30,
                                         -----------------------------------------------------------------
                                                                                         PERCENT OF TOTAL
                                                                                        ------------------
                                           1996           1995          % CHANGE         1996        1995
                                         --------       --------        --------        ------      ------
                                                       (DOLLARS AND SQUARE FOOTAGE IN MILLIONS)
SALES:
  Non-mall stores                        $ 133.3        $  93.1           43.3%          35.8%       28.1%
  Mall stores                              235.6          235.0            0.2           63.3        70.8
  Total (1)                                372.4          331.7           12.3          100.0       100.0

COMPARABLE STORE SALES % CHANGE:
  Non-mall stores                            4.7%          19.1%           N/A            N/A         N/A
  Mall stores                                0.6           (3.4)           N/A            N/A         N/A
  Total (1)                                  1.8           (0.5)           N/A            N/A         N/A

                                                          SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------------------------------------
                                                                                         PERCENT OF TOTAL
                                                                                        ------------------
                                           1996           1995          % CHANGE         1996        1995
                                         --------       --------        --------        ------      ------
                                                       (DOLLARS AND SQUARE FOOTAGE IN MILLIONS)
SALES:
  Non-mall stores                        $ 267.2         $184.4           44.9%          35.3%      27.2%
  Mall stores                              481.9          486.7           (1.0)          63.7       71.8
  Total (1)                                756.0          678.1           11.5          100.0      100.0

COMPARABLE STORE SALES % CHANGE:
  Non-mall stores                           (0.1)%         22.5%           N/A            N/A         N/A
  Mall stores                               (0.9)          (1.4)           N/A            N/A         N/A
  Total (1)                                 (0.6)           1.5            N/A            N/A         N/A

STORE COUNT AT END OF PERIOD:
  Non-mall stores                            243            173           40.5           16.4        12.2
  Mall stores                              1,214          1,233           (1.5)          82.1        86.7
  Total (1)                                1,479          1,422            4.0          100.0       100.0

STORE SQUARE FOOTAGE AT END OF PERIOD:
  Non-mall stores                            5.1            3.8           32.7           53.5        46.5
  Mall stores                                4.4            4.4           (0.3)          45.8        53.0
  Total (1)                                  9.5            8.2           15.3          100.0       100.0

- ---------------------------------------
(1) The totals include other divisions which individually are not significant.

     SALES. Sales growth in the superstore divisions accounted for the increases in total sales in the second quarter and first half of 1996 compared to the same periods in 1995. Since June 30, 1995, the Company opened 82 superstores and closed 12. The Company also opened 39 mall stores and closed 58 stores during the same period. The comparable store sales gains achieved in the second quarter were a result of increased promotional activities in both the superstore and mall divisions. Comparable store sales results in the second quarter and first half of 1996 were impacted by the lack of strong product releases in music and video. Sales results in 1995 benefited from the very successful LION KING video released in the first quarter and FORREST GUMP released in the second quarter. The Company's stores continue to face increased competition from non-mall discount stores, consumer electronics superstores and other music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely affect the performance of both the Company's non-mall and mall stores. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future.

     GROSS PROFIT. Gross profit as a percentage of sales was 34.0% in the second quarter of 1996 compared with 37.2% in the second quarter of 1995, a decrease of 3.2%. Increased promotions and an increase in inventory shrinkage accounted for 2.5% of the decrease while the higher proportion of sales from the low-price superstore divisions relative to total Company sales accounted for the balance of the decline. For the first half, gross margin fell to 33.9% in 1996 from 36.2% in 1995. The shift in sales mix to superstores accounted for 0.8% of the decline while the lowering of prices in mall stores and increased promotional pricing in both mall and non-mall stores contributed to the balance of the decrease.

     Sales growth in the non-mall divisions will further reduce gross margin in 1996 as their revenues increase as a percentage of the Company's total sales. This decrease is expected to be partially offset by lower operating expenses in the non-mall stores, principally related to occupancy costs. However, the full benefit of the lower cost structure of non-mall stores is not realized until these stores mature.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Increases in selling, general and administrative expenses and depreciation and amortization in the second quarter and first half of 1996 compared with the same periods in 1995 were primarily due to the store expansion over the past twelve months. Selling, general and administrative expenses as a percentage of sales were 36.5% in the second quarter of 1996 compared with 36.0% in the second quarter of 1995 and for the first half were 36.4% in 1996 compared with 35.2% in 1995. Most of these rate increases were attributable to the increase in fixed occupancy costs related to the store expansion over the past year. The shift in the mix of stores to non-mall stores, which have a lower cost structure than mall stores, principally related to occupancy costs, partially offset the expense rate increase. However, the Company expects that fixed costs associated with stores that have not achieved the sales level of a mature store will continue to negatively impact earnings through the third quarter of 1996.

      RESTRUCTURING CHARGE. During the first quarter of 1996, the Company began implementation of a program designed to improve profitability and increase inventory turnover. A pretax restructuring charge of $35 million was recorded in the first quarter of 1996 to establish a reserve for the anticipated costs associated with the closing of 56 underperforming stores and certain facilities. The planned closings are expected to be completed within a year and include 36 mall stores and 20 non-mall stores. The restructuring charge includes $17.8 million for anticipated non-cash write-downs of leasehold improvements and certain equipment, net of unamortized lease credits, and $17.2 million of anticipated cash expenditures, primarily consisting of estimated payments to landlords for the early termination of operating leases and estimated legal and consulting fees. During the first half of 1996, a total of 31 stores were closed under this program consisting of 19 mall stores and 12 non-mall stores. See "Liquidity and Capital Resources."

     INTEREST EXPENSE. Interest expense in the second quarter and first half of 1996 increased $1.2 million and $3.1 million, respectively, over the same periods in 1995. Interest expense increased $1.2 million in the first half of 1996 due to an increase in the number of days revolver borrowings were outstanding. The increase in the second quarter and the balance of the increase in the first half were due to higher levels of revolver borrowings. For the second quarter of 1996 and 1995 and the first half of 1996 and 1995, the average daily revolver balances, based upon the number of days outstanding, were $304.0 million, $235.9 million, $268.2 million and $201.9 million, respectively. The weighted average interest rates on the revolver, based upon the average daily balances, were 7.7%, 7.2%, 7.4% and 7.3%, respectively.

     In the first half of 1996, Moody's Investor's Service, Inc. and Standard & Poor's Corporation lowered the Company's corporate credit rating and the rating of its $110 million senior subordinated notes. These downgrades occurred as a result of a number of factors including the continued weak retailing environment, increased competition from nontraditional music retailers, declining mall traffic and fundamental changes in the way recorded music is distributed, which, along with high fixed costs from aggressive store expansion in previous years, have negatively impacted the Company's financial performance and limited the Company's financial flexibility. The Company has significantly reduced its capital expenditure program in 1996. As a result of the lower credit ratings and an amendment to the Company's credit agreement in April 1996, the annual facility fee rate increased from 0.30% to 0.50% and the margin added to variable interest rates on revolver borrowings increased by 0.93%. See "Liquidity and Capital Resources."

     INCOME TAXES. The effective income tax rates for the three months and six months ended June 30, 1996 and 1995 vary from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes.

     SEASONALITY. The Company's business is highly seasonal, with approximately 40% of the annual revenues and all of the net earnings generated in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are borrowings under its revolving credit facility pursuant to the terms of its credit agreement and internally generated cash. The revolving credit facility permits borrowings of up to $350 million (subject to certain limitations and except for the period from March 29, 1996 through September 10, 1996, during which borrowings are limited to $325 million) and expires in October 1999. At June 30, 1996, the maximum permitted borrowings under the revolver, based upon the lesser of a percentage of inventory or the maximum available for the period, were $325 million. The Company had borrowings under the revolver of $316 million at June 30, 1996. The credit agreement contains covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. Additionally, the Company must meet financial covenants relating to fixed charge coverage, consolidated tangible net worth and debt to total capitalization.

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

     The Company was in compliance with all covenants of the credit agreement, as amended, at the end of the second quarter of 1996. The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include timing and strength of product releases, consumer spending preferences, opening and closing of competitors' stores and competitors' pricing. Any of these factors, alone or in combination, could affect the Company's ability to meet its financial covenants. If the Company does not meet its financial covenants, the Company would be in default and the banks could demand repayment of all amounts owing under the revolver. There can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on similar terms.

     OPERATING ACTIVITIES. Net cash used in operating activities during the six months ended June 30, 1996 and 1995 was $182.3 million and $271.9 million, respectively. The lower level of cash used in the first six months of 1996 was primarily due to the early payments made to certain vendors near the end of 1995 to obtain discounts. These payments caused the amount of checks issued but not presented to banks for payment to exceed the Company's bank balances at December 31, 1995 by $69.3 million. When the changes in checks drawn in excess of bank balances are included, cash used in operating activities during the six months ended June 30, 1996 and 1995 was $251.6 million and $254.2 million, respectively. The most significant operating uses of cash related to payments after December 31, 1996 and 1995 for seasonal merchandise purchases, as reflected by the aggregate net changes in inventories, accounts payable and checks drawn in excess of bank balances during these periods of $181.6 million and $186.9 million, respectively. Overall inventory levels have increased at June 30, 1996 over June 30, 1995 as a result of the superstore expansion and the increase in number of full line mall based music and video stores, or combo stores, all of which have higher inventory levels than traditional mall stores. Inventories at June 30, 1996 decreased from December 31, 1995 due to the store closings in the first half of 1996 and efforts to reduce inventory levels and improve inventory turnover.

     Changes in the deferred income tax balances and most of the increase in other current assets during the first six months of 1996 and 1995 from the year end balances were due to the tax provision (benefit) recorded on the losses in each quarter. The utilization of the restructuring reserve primarily related to the closing of stores and consisted of $15.7 million of non-cash charges and $3.7 million of cash charges. Changes in other operating assets and liabilities are primarily related to the seasonal nature of the business and store expansion.

     INVESTING ACTIVITIES. Most of the Company's capital expenditures are for store expansion. The Company has aggressively expanded in recent years. Because of the weak retailing environment, which has adversely impacted the Company's performance in recent periods, the Company plans to reduce capital spending to approximately $25 million in 1996 and to a similar level in 1997. The Company anticipates that these capital expenditures will be financed by borrowings under the revolving credit facility, internally generated cash and, to a lesser extent, landlord contributions and rent abatements. The Company plans to close approximately 50 nonproductive mall based music stores in 1996, the majority of which are at or near the end of their lease terms. In addition, the Company plans to close 56 stores within the next year as part of its restructuring program, of which 19 mall stores and 12 non-mall stores were closed through June 30, 1996. The Company expects to close the majority of the remaining stores and certain facilities under the restructuring program either late in the fourth quarter of 1996 or early in the first quarter of 1997. Assets from closed stores will be redeployed either to new stores or to existing stores that are more profitable.

     FINANCING ACTIVITIES. The Company's financing activities principally consist of borrowings and repayments under its revolving credit facility. The revolver balance is higher at June 30, 1996 compared to June 30, 1995 as a result of the store expansion in 1995 and shift in focus to the more capital intensive Media Play stores. The Company is obligated under operating leases for its Franklin distribution facility and certain Media Play stores for residual value guarantees of approximately $25 million and $12 million, respectively, either at the end of the original four year lease terms in 1999 and 2000, respectively, or at the end of the respective one year renewal terms. The Company expects that it will be able to obtain adequate financing to meet its obligations under these lease agreements.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: strength of new product offerings, pricing strategies of competitors, openings and closings of competitors' stores, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)  The Company held its Annual Stockholders' meeting on May 7, 1996.

         (c) (1) The stockholders voted for three directors for three-year terms. The vote was as follows for each of the nominees:

                                          Affirmative     Voting Authority
                        Name                 Votes            Withheld
                  -----------------       -----------     ----------------
                  Kenneth F. Gorman        31,555,023          323,598
                  Lloyd P. Johnson         31,539,442          339,179
                  Josiah O. Low III        31,492,158          386,463

                  There were no abstentions and no broker non-votes.

             (2) The appointment of Arthur Andersen LLP, independent public accountants, as auditors of the Company for the year ending December 31, 1996, was voted on and approved. There were 31,771,256 votes for, 82,377 votes against, 24,987 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION.

            Gilbert L. Wachsman was appointed to the position of Vice Chairman on July 17, 1996. Mr. Wachsman will have responsibility for Merchandising, Buying, Central Retail Inventory Management, Advertising and Distribution. Mr. Wachsman had held the position of Senior Vice President Hardlines for K-Mart Corporation since August 1995. Prior to that he had been a management consultant for five years. Mr. Wachsman held various positions at Target Stores from 1974 to 1986, rising to the position of Senior Vice President Marketing/Merchandising. Subsequently, he was President and Chief Executive Officer at Child World, Inc. and Lieberman Enterprises, Inc.

            Gary A. Ross was appointed President, Superstores Division effective August 12, 1996, and will have responsibility for the non-mall based full-media superstores, Media Play and On Cue. Since 1990 he had filled the position of President, Suncoast Division. He has served in the positions of Executive Vice President of Marketing and Merchandising, Senior Vice President of Marketing and Merchandising, Senior Vice President of Marketing and Merchandising of the Retail Division and Senior Vice President of Planning and Administration of the Retail Division since joining the Company in 1984.

            Keith A. Benson was appointed President, Mall Stores Division effective August 12, 1996, and will have responsibility for the mall based music and video sell-through stores, Sam Goody, Musicland and Suncoast Motion Picture Company. Since August 1, 1994 he had held the position of President, Music Stores Division. From May 1, 1992 through July 1994, he filled the position of Vice Chairman and Chief Financial Officer, and from 1988 through April 1992, he served as Executive Vice President and Chief Financial Officer. Prior to 1988 Mr. Benson held various key financial positions after joining the Company in 1980 as its Controller.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

                15.     Letter re unaudited interim financial information   ___
                27.     Financial Data Schedules                            ___

         (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

_________
Omitted from this Part II are items which are not applicable or to which the answer is negative for the period covered.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MUSICLAND STORES CORPORATION


                                       By:  /s/  Reid Johnson
                                          --------------------------
                                            Reid Johnson
                                            Executive Vice
                                            President and Chief
                                            Financial Officer
                                            (authorized officer, principal
                                            financial and  accounting officer)


                                       Date:   August  13,  1996
                                            ------------------------