Form 10-Q
period 1996-09-30
MUSICLAND STORES CORP
filed 1996-11-13
CIK 832995

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    -----------------------


Commission file number 1-11014

                         MUSICLAND STORES CORPORATION

            (Exact name of Registrant as specified in its charter)


          Delaware                                      41-1623376
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10400 Yellow Circle Drive, Minnetonka, MN                                55343
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
                                                    -----      -----

The number of shares outstanding of the Registrant's common stock as of October 31, 1996 was 34,301,956 shares.

                              TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              PAGE



         Item 1.  Financial Statements.


                  Consolidated Statements of Earnings                         3
                  Consolidated Balance Sheets                                 4
                  Consolidated Statements of Cash Flows                       5
                  Notes to Consolidated Financial Statements                  6
                  Report of Independent Public Accountants                    9

         Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition.                     10

PART II - OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K.                          16

         Signature                                                           17

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                 --------------------   -----------------------
                                                   1996        1995        1996         1995
                                                 --------   ---------   ----------   ----------
Sales                                            $366,634   $ 357,585   $1,122,614   $1,035,665
Cost of sales                                     238,932     226,268      738,497      658,732
                                                 --------   ---------   ----------   ----------

   Gross profit                                   127,702     131,317      384,117      376,933

Selling, general and administrative expenses      136,714     124,359      412,017      362,779
Depreciation and amortization                      11,102      11,778       33,836       33,940
Goodwill write-down                                     -     138,000            -      138,000
Restructuring charge                                    -           -       35,000            -
                                                 --------   ---------   ----------   ----------

   Operating loss                                 (20,114)   (142,820)     (96,736)    (157,786)

Interest expense                                    8,800       7,898       23,834       19,815
                                                 --------   ---------   ----------   ----------

   Loss before income taxes                       (28,914)   (150,718)    (120,570)    (177,601)

Income taxes                                      (12,850)     (6,168)     (45,400)     (19,206)
                                                 --------   ---------   ----------   ----------

   Net loss                                      $(16,064)  $(144,550)  $  (75,170)  $ (158,395)
                                                 --------   ---------   ----------   ----------
                                                 --------   ---------   ----------   ----------

Loss per common share                            $  (0.48)  $   (4.28)  $    (2.25)  $    (4.65)
                                                 --------   ---------   ----------   ----------
                                                 --------   ---------   ----------   ----------

Weighted average number of common
    shares outstanding                             33,429      33,766       33,401       34,092
                                                 --------   ---------   ----------   ----------
                                                 --------   ---------   ----------   ----------


         See accompanying Notes to Consolidated Financial Statements.

                MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    ASSETS

                                                       SEPTEMBER 30,
                                                 -------------------------   DECEMBER 31,
                                                    1996           1995          1995
                                                 ----------     ----------   ------------
Current assets:
   Cash and cash equivalents                     $   17,349     $    1,302     $  1,971
   Inventories                                      557,376        642,099      533,694
   Deferred income taxes                             23,800         13,935       17,400
   Other current assets                              46,692         43,235       20,840
                                                 ----------     ----------   -------------
       Total current assets                         645,217        700,571      573,905

Property, at cost                                   416,087        438,779      446,100
   Accumulated depreciation and amortization       (143,862)      (121,059)    (127,783)
                                                 ----------     ----------   -------------
       Property, net                                272,225        317,720      318,317

Goodwill                                             96,004         99,009       98,258
Deferred income taxes                                 4,900          3,530            -
Other assets                                          6,138          6,042        6,477
                                                 ----------     ----------   -------------

Total Assets                                     $1,024,484     $1,126,872     $996,957
                                                 ----------     ----------   -------------
                                                 ----------     ----------   -------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks drawn in excess of bank balances       $        -     $   15,129     $ 69,321
   Short-term notes payable                               -         16,400            -
   Revolver                                         321,000        336,000       53,000
   Accounts payable                                 338,160        366,333      403,848
   Restructuring reserve                             14,464              -            -
   Other current liabilities                         63,006         61,997      108,455
                                                 ----------     ----------   -------------
       Total current liabilities                    736,630        795,859      634,624

Long-term debt                                      110,000        110,000      110,000
Other long-term liabilities                          57,152         48,945       52,622
Deferred income taxes                                     -              -        3,900

Stockholders' equity:
   Preferred stock ($.01 par value; shares
    authorized: 5,000,000;
    shares issued and outstanding: none)                  -              -            -
   Common stock ($.01 par value; shares
    authorized: 75,000,000; shares issued and
    outstanding: September 30, 1996,
    34,301,956; September 30, 1995, 34,276,456;
    December 31, 1995, 34,296,956)                      343            343          343
   Additional paid-in capital                       254,411        254,251      254,350
   Accumulated deficit                             (120,081)       (67,556)     (44,911)
   Deferred compensation                             (8,998)        (9,997)      (8,998)
   Common stock subscriptions                        (4,973)        (4,973)      (4,973)
                                                 ----------     ----------   -------------
       Total stockholders' equity                   120,702        172,068      195,811
                                                 ----------     ----------   -------------

Total Liabilities and Stockholders' Equity       $1,024,484     $1,126,872     $996,957
                                                 ----------     ----------   -------------
                                                 ----------     ----------   -------------

         See accompanying Notes to Consolidated Financial Statements.

                MUSICLAND STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ------------------------
                                                                        1996           1995
                                                                     ---------      ---------
OPERATING ACTIVITIES:
   Net loss                                                          $ (75,170)     $(158,395)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                      34,318         34,323
     Disposal of property                                                1,104          3,729
     Goodwill write-down                                                     -        138,000
     Restructuring charge                                               35,000              -
     Deferred income taxes                                             (15,200)        (7,365)
     Changes in operating assets and liabilities:
        Inventories                                                    (23,682)      (150,271)
        Other current assets                                           (25,882)       (33,606)
        Accounts payable                                               (65,688)       (90,903)
        Restructuring reserve                                           (5,666)             -
        Other current liabilities                                      (44,549)       (58,151)
        Other assets                                                      (181)          (499)
        Other long-term liabilities                                      3,418          7,090
                                                                     ---------      ---------
          Net cash used in operating activities                       (182,178)      (316,048)
                                                                     ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                (12,855)       (78,524)
   Proceeds from property sales                                         11,719          5,538
                                                                     ---------      ---------
          Net cash used in investing activities                         (1,136)       (72,986)
                                                                     ---------      ---------

FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in excess of bank balances      (69,321)         9,243
   Increase in short-term notes payable                                     -          16,400
   Borrowings under revolver                                           268,000        336,000
   Loan to KSOP                                                              -         (9,997)
   Net proceeds from sale of common stock                                   13            112
                                                                     ---------      ---------
          Net cash provided by financing activities                    198,692        351,758
                                                                     ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    15,378        (37,276)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,971         38,578
                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  17,349      $   1,302
                                                                     ---------      ---------
                                                                     ---------      ---------

CASH PAID DURING THE PERIOD FOR:
      Interest                                                       $  19,770      $  15,835
      Income taxes                                                      10,381         18,976


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

     In April 1996, the Company obtained an amendment to its credit agreement that modified certain existing covenants and approved a restructuring charge of up to $35,000. The amendment added financial covenants including a requirement that the Company meet certain debt and trade payables to eligible inventory ratios and that outstanding borrowings under the revolving credit facility be reduced to $25,000 for one day during the period from December 15, 1996 to February 15, 1997. An amendment to the credit agreement obtained in October 1996 waived these additional financial covenants and further modified certain existing covenants through March 30, 1997. This amendment also reduced the maximum borrowings available under the revolving credit facility. See Note 3.

     The Company was in compliance with all covenants of the credit agreement, as amended, at the end of the third quarter of 1996. The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

                MUSICLAND STORES CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            (DOLLARS IN THOUSANDS)

2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES (CONTINUED)

     Any of these factors, alone or in combination, could affect the Company's ability to meet its financial covenants. If the Company does not meet its financial covenants, the Company would be in default and the banks could demand repayment of all amounts outstanding under the revolver.
Although the Company has engaged an investment banker to assist the Company in pursuing strategic alternatives to improve the Company's financial position, there can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on similar terms.

3.   REVOLVING CREDIT FACILITY

     In April 1996, the Company obtained an amendment to its credit agreement that modified certain existing covenants and approved a restructuring charge of up to $35,000. The amendment added financial covenants which require the Company to meet certain debt and trade payables to eligible inventory ratios and to reduce outstanding borrowings under the facility to $25,000 for one day during the period from December 15, 1996 to February 15, 1997, and to zero for one day during the period from December 15 to January 15 in each subsequent year.

     In October 1996, the credit agreement was amended to waive these additional financial covenants and further modify certain existing covenants through March 30, 1997. The amendment also permits the Company to close additional underperforming stores after the holiday season if deemed appropriate. With the October 1996 amendment, the maximum borrowings available under the revolving credit facility (subject to certain limitations) are reduced from $350,000 to $325,000 during the period from December 9, 1996 through December 15, 1996 and are reduced to $300,000 on December 16, 1996 (except for the period from December 20, 1996 through September 11, 1997, during which borrowings are limited to $275,000). At September 30, 1996, the maximum permitted borrowings under the revolver, based upon the lesser of a percentage of inventory or the maximum available for the period, were $322,000. The Company had borrowings under the revolver of $321,000 at September 30, 1996.

4.   RESTRUCTURING CHARGE

     During the first quarter of 1996, the Company began implementation of a program designed to improve profitability and increase inventory turnover. A pretax restructuring charge of $35,000 was recorded in the first quarter of 1996 to establish a reserve for the anticipated costs associated with the closing of 56 underperforming stores and certain facilities, including the closing of the Company's distribution facility in Minneapolis, Minnesota.
The planned closings are expected to be substantially complete by the end of the first quarter of 1997 and include 36 mall stores and 20 non-mall stores. The restructuring charge includes $17,800 for anticipated non-cash write-downs of leasehold improvements and certain equipment, net of unamortized lease credits, and $17,200 of anticipated cash expenditures, primarily consisting of estimated payments to landlords for the early termination of operating leases and estimated legal and consulting fees. During the first nine months of 1996, $20,500 of the restructuring reserve had been utilized, consisting of $14,800 of non-cash charges and $5,700 of cash charges. A total

                MUSICLAND STORES CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            (DOLLARS IN THOUSANDS)


4. RESTRUCTURING CHARGE (CONTINUED)

of 38 stores have been closed through September 30, 1996, including 23 mall stores and 15 non-mall stores. The Company expects to close the majority of the remaining stores and certain facilities under the restructuring program either late in the fourth quarter of 1996 or early in the first quarter of 1997.

5.   INCOME TAXES

     The effective income tax rates for the three months and nine months ended September 30, 1996 and 1995 vary from the federal statutory rate principally as a result of goodwill amortization and write-down, both of which are nondeductible, and state income taxes.

6.   LOSS PER COMMON SHARE

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota,
October 25, 1996

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     The following table presents certain unaudited sales and store data for the non-mall based full-media superstores (Media Play and On Cue), the mall based music and video sell-through stores (Sam Goody, Musicland and Suncoast Motion Picture Company) and in total for the Company for the three months and nine months ended September 30, 1996 and 1995.

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                                                                PERCENT OF TOTAL
                                                                                ----------------
                                              1996        1995     % CHANGE      1996      1995
                                            --------    --------   ---------    ------    ------
                                                   (DOLLARS AND SQUARE FOOTAGE IN MILLIONS)
SALES:
     Non-mall stores                        $  129.9    $  105.3       23.3 %    35.4%     29.5%
     Mall stores                               233.4       248.9       (6.2)     63.7      69.6
     Total (1)                                 366.6       357.6        2.5     100.0     100.0

COMPARABLE STORE SALES % CHANGE:
     Non-mall stores                            (0.1)%       9.1 %      N/A       N/A       N/A
     Mall stores                                (5.6)       (3.5)       N/A       N/A       N/A
     Total (1)                                  (4.0)       (1.4)       N/A       N/A       N/A

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                                                                PERCENT OF TOTAL
                                                                                ----------------
                                              1996        1995     % CHANGE      1996      1995
                                            --------    --------   ---------    ------    ------
                                                   (DOLLARS AND SQUARE FOOTAGE IN MILLIONS)
SALES:
     Non-mall stores                        $  397.1    $  289.8       37.1 %    35.4%     28.0%
     Mall stores                               715.3       735.6       (2.8)     63.7      71.0
     Total (1)                               1,122.6     1,035.7        8.4     100.0     100.0

COMPARABLE STORE SALES % CHANGE:
     Non-mall stores                            (0.1)%      16.7 %      N/A       N/A       N/A
     Mall stores                                (2.5)       (2.1)       N/A       N/A       N/A
     Total (1)                                  (1.8)        0.5        N/A       N/A       N/A

STORE COUNT AT END OF PERIOD:
     Non-mall stores                             243         205       18.5      16.5      14.0
     Mall stores                               1,212       1,244       (2.6)     82.1      84.7
     Total (1)                                 1,476       1,468        0.5     100.0     100.0

STORE SQUARE FOOTAGE AT END OF PERIOD:
     Non-mall stores                             5.1         4.3       17.9      53.4      48.8
     Mall stores                                 4.4         4.5       (2.5)     45.9      50.7
     Total (1)                                   9.5         8.8        7.6     100.0     100.0

--------------------
(1) The totals include other divisions which individually are not significant.

     SALES. Sales growth in the superstore divisions accounted for the increases in total sales in the third quarter and first nine months of 1996 compared to the same periods in 1995. See "Liquidity and Capital Resources -Investing Activities." The lack of strong product releases in music and video contributed to decreases in comparable store sales results in the third quarter and first nine months of 1996. Sales results in 1995 benefited from the very successful LION KING video released in the first quarter, FORREST GUMP released in the second quarter and STAR WARS TRILOGY released in the third quarter. Inventory levels were lowered during 1996 as part of an overall corporate business strategy to improve inventory turnover. In addition, the Company has been experiencing difficulty in obtaining shipments from certain vendors in the books, computer software, video games and trend product categories. The Company's performance may depend upon its ability to continue to receive adequate product from its vendors on acceptable credit terms.

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

     GROSS PROFIT. Gross profit as a percentage of sales was 34.8% in the third quarter of 1996 compared with 36.7% in the third quarter of 1995, a decrease of 1.9%. For the first nine months, gross margin fell to 34.2% in 1996 from 36.4% in 1995. Inventory shrinkage in the third quarter increased to 1.4% in 1996 from 0.4% in 1995, and in the first nine months increased to 1.2% in 1996 from 0.6% in 1995, which accounted for margin decreases in the 1996 periods of 1.0% and 0.6%, respectively. The higher proportion of sales from the low-price superstore divisions relative to total Company sales accounted for declines in the 1996 periods of 0.6% and 0.7%, respectively. Increased promotional pricing, primarily in non-mall stores in the third quarter and in both mall and non-mall stores during the nine month period and, to a lesser extent, lower prices in mall stores in 1996 compared to 1995 accounted for the balance of the declines. Sales in the non-mall divisions will further reduce gross margin during the balance of 1996 and in future periods as their revenues increase as a percentage of the Company's total sales. The rate of decrease, however, is expected to slow because of the curtailment of store expansion.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Increases in selling, general and administrative expenses in the third quarter and first nine months of 1996 compared with the same periods in 1995 were primarily due to the store expansion over the past twelve months, most of which occurred in the fourth quarter of 1995. Selling, general and administrative expenses as a percentage of sales were 37.3% in the third quarter of 1996 compared with 34.8% in the third quarter of 1995, and for the first nine months were 36.7% in 1996 compared with 35.0% in 1995. These rate increases were attributable to the increase in fixed occupancy costs related to the store expansion over the past year and to the comparable store sales decreases in stores open for one year or more. Although non-mall stores have a lower cost structure than mall stores, principally related to occupancy costs, the full benefit is not realized until the stores mature and experience comparable store sales gains.

     DEPRECIATION AND AMORTIZATION. The write-down of goodwill in the third quarter of 1995 decreased goodwill amortization in the three month and nine periods of 1996 by $0.7 million and $2.8 million, respectively. The increase in depreciation and amortization resulting from store expansion has been partially offset by the closing of stores.

     RESTRUCTURING CHARGE. During the first quarter of 1996, the Company began implementation of a program designed to improve profitability and increase inventory turnover. A pretax restructuring charge of $35 million was recorded in the first quarter of 1996 to establish a reserve for the anticipated costs associated with the closing of 56 underperforming stores and certain facilities, including the closing of the Company's distribution facility in Minneapolis, Minnesota. The planned closings are expected to be substantially complete by the end of the first quarter of 1997 and include
36 mall stores and 20 non-mall stores. The restructuring charge includes $17.8 million for anticipated non-cash write-downs of leasehold improvements and certain equipment, net of unamortized lease credits, and $17.2 million of anticipated cash expenditures, primarily consisting of estimated payments to landlords for the early termination of operating leases and estimated legal and consulting fees. During the first nine months of 1996, a total of 38 stores were closed under this program consisting of 23 mall stores and 15 non-mall stores. See "Liquidity and Capital Resources - Investing Activities."

     INTEREST EXPENSE. Interest expense in the third quarter and first nine months of 1996 increased $0.9 million and $4.0 million, respectively, over the same periods in 1995. Interest expense increased $1.3 million in the first nine months of 1996 due to an increase in the number of days revolver borrowings were outstanding. Higher average revolver borrowings in the third quarter and first nine months of 1996 increased interest expense by $0.2 million and $2.1 million, respectively. The balance of the increase in each period was due to higher interest rates. For the third quarters of 1996 and 1995 and the first nine months of 1996 and 1995, the average daily revolver balances, based upon the number of days outstanding, were $310.4 million, $291.6 million, $282.4 million and $233.6 million, respectively. The weighted average interest rates on the revolver, based upon the average daily balances, were 7.7%, 6.9%, 7.5% and 7.2%, respectively.

     During the first nine months of 1996, Moody's Investor's Service, Inc. and Standard & Poor's Corporation issued downgrades to the Company's corporate credit rating and the rating of its $110 million senior subordinated notes. These downgrades occurred as a result of a number of factors including the continued weak retailing environment, increased competition from nontraditional music retailers, declining mall traffic and fundamental changes in the way recorded music is distributed, which, along with high fixed costs from poorly performing stores and aggressive store expansion in previous years, have negatively impacted the Company's financial performance and limited the Company's financial flexibility. The Company has significantly reduced its capital expenditure program in 1996. As a result of the lower credit ratings and an amendment to the Company's credit agreement in April 1996, the annual facility fee rate increased from 0.30% to 0.50% and the margin added to variable interest rates on revolver borrowings increased by 0.93%. See "Liquidity and Capital Resources."

     INCOME TAXES. The effective income tax rates for the three months and nine months ended September 30, 1996 and 1995 vary from the federal statutory rate principally as a result of goodwill amortization and write-down, both of
which are nondeductible, and state income taxes.   A revision to the
estimated full year 1996 effective income tax rate from 35.5% to 37.7% increased the income tax provision (benefit) recorded in the third quarter by $2.0 million.

     SEASONALITY. The Company's business is highly seasonal, with approximately 40% of the annual revenues and all of the net earnings generated in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are borrowings under its revolving credit facility pursuant to the terms of its credit agreement and internally generated cash. The credit agreement, as amended in October 1996, expires in October 1999 and permits borrowings under the revolving credit facility of up to $350 million (subject to certain limitations and except for the period from March 29, 1996 through September 10, 1996, during which borrowings were limited to $325 million) through December 8, 1996. Subsequently, the maximum borrowings available under the revolving credit facility (subject to certain limitations) are reduced to $325 million during the period from December 9, 1996 through December 15, 1996 and are reduced to $300 million on December 16, 1996 (except for the period from December 20, 1996 through September 11, 1997, during which borrowings are limited to $275
million).   At September 30, 1996, the maximum permitted borrowings under the revolver, based upon the lesser of a percentage of inventory or the maximum available for the period, were $322 million. The Company had borrowings under the revolver of $321 million at September 30, 1996.

     The credit agreement contains covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. Additionally, the Company must meet financial covenants relating to fixed charge coverage, consolidated tangible net worth and debt to total capitalization. In April 1996, the Company obtained an amendment to its credit agreement that modified certain existing covenants and approved a restructuring charge of up to $35 million. The amendment added financial covenants which require the Company to meet certain debt and trade payables to eligible inventory ratios and to reduce outstanding borrowings under the facility to $25 million for one day during the period from December 15, 1996 to February 15, 1997, and to zero for one day during the period from December 15 to January 15 in each subsequent year. The amendment to the credit agreement obtained in October 1996 waived these additional financial covenants and further modified certain existing covenants through March 30, 1997. The amendment also permits the Company to close additional underperforming stores after the holiday season if deemed appropriate.

     The Company was in compliance with all covenants of the credit agreement, as amended, at the end of the third quarter of 1996. The
Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income. Any of these factors, alone or in combination, could affect the Company's ability to meet its financial covenants. If the Company does not meet its financial covenants, the Company would be in default and the banks could demand repayment of all amounts outstanding under the revolver.
Although the Company has engaged an investment banker to assist the Company in pursuing strategic alternatives to improve the Company's financial position, there can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on similar terms.

     OPERATING ACTIVITIES. Net cash used in operating activities during the nine months ended September 30, 1996 and 1995 was $182.2 million and $316.0 million, respectively. Early payments made to certain vendors near the end of 1995 to obtain discounts caused the amount of checks issued but not presented to banks for payment to exceed the Company's bank balances at December 31, 1995 by $69.3 million. When the changes in checks drawn in excess of bank balances are included, cash used in operating activities during the nine months ended September 30, 1996 and 1995 was $251.5 million and

$306.8 million, respectively. The most significant operating uses of cash related to payments after December 31, 1995 and 1994 for seasonal merchandise purchases, as reflected by the aggregate net changes in inventories, accounts payable and checks drawn in excess of bank balances during these periods of $158.7 million and $231.9 million, respectively. The decrease in merchandise purchases during the first nine months of 1996 is due to the reduced level of store expansion, lower inventory levels in stores and the shift of certain merchandise purchases for the Christmas season to the fourth quarter.

     Changes in the deferred income tax balances and most of the increase in other current assets during the first nine months of 1996 and 1995 from the year end balances were due to the tax provision (benefit) recorded on the losses in each period. The utilization of the restructuring reserve primarily related to the closing of stores and consisted of $14.8 million of non-cash charges and $5.7 million of cash charges. Changes in other operating assets and liabilities are primarily related to the seasonal nature of the business, store expansion and store closings.

     INVESTING ACTIVITIES. Most of the Company's capital expenditures are for store expansion. The Company has aggressively expanded in recent years. Because of the weak retailing environment, which has adversely impacted the Company's performance in recent periods, the Company plans to reduce capital spending to approximately $25 million in 1996 and to approximately $20 million in 1997. The Company anticipates that these capital expenditures will be financed by borrowings under the revolving credit facility, internally generated cash and, to a lesser extent, landlord contributions and rent abatements.

     Store expansion and closings were as follows for the periods indicated:

                             THREE MONTHS ENDED   NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                             ------------------   -----------------   -------------------
                               1996       1995      1996      1995      1996        1995
                             -------    -------   -------   -------   -------     -------
OPENINGS:
     Non-mall stores             3         32        16        82        53         114
     Mall stores                 7         16        10        29        30          69
     Total (1)                  10         51        27       115        87         191
CLOSINGS:
     Non-mall stores            (3)         -       (15)        -       (15)          -
     Mall stores                (9)        (5)      (30)      (32)      (62)        (43)
     Total (1)                 (13)        (5)      (47)      (33)      (79)        (44)
NET INCREASE (DECREASE):
     Non-mall stores             -         32         1        82        38         114
     Mall stores                (2)        11       (20)       (3)      (32)         26
     Total (1)                  (3)        46       (20)       82         8         147

--------------------
(1) The totals include other divisions which individually are not significant.


     The Company has closed 23 mall stores and 15 non-mall stores through September 30, 1996 under a restructuring program which includes closing a total of 56 stores. The Company expects to close the majority of the remaining stores and certain facilities under this restructuring program either late in the fourth quarter of 1996 or early in the first quarter of 1997. The Company is closely monitoring other nonproductive mall based music stores and may close additional stores as they approach the end of their lease terms. The October 1996 amendment to the Company's credit agreement also permits the Company to close additional underperforming stores after the holiday season if deemed appropriate. Assets from closed stores will be redeployed either to new stores or to existing stores that are more profitable, although a portion of the inventory from closed stores will be returned to vendors.

     In the third quarter of 1996, the Company completed a sale-leaseback of its Minneapolis, Minnesota corporate headquarters and distribution facilities together with certain equipment. Net proceeds from the sale were $11.7 million. The Company will lease from the buyer all 513,000 square feet of the office and distribution facilities through January 1997 and subsequently will lease 60,000 square feet of office space and 13,000 square feet of storage space through 2002. The Company plans to close its Minneapolis, Minnesota distribution facility in January 1997 and consolidate its distribution operations into the Franklin, Indiana facility, which opened in March 1995. The Company continues to own a second corporate headquarters facility in Minneapolis with approximately 94,000 square feet of office space. Proceeds from the sale-leaseback were used to reduce revolver borrowings.

     FINANCING ACTIVITIES. The Company's financing activities principally consist of borrowings and repayments under its revolving credit facility. While the average revolver borrowings in the third quarter and first nine months of 1996 are higher than in the same periods in 1995, the Company has taken steps during 1996 to reduce revolver borrowings, which were $321 million at September 30, 1996 compared to $336 million at September 30, 1995. The Company also had $16.4 million of other short-term borrowings outstanding at September 30, 1995. The revolver balance is lower at September 30, 1996 compared to September 30, 1995 as a result of the reduced level of store expansion in 1996, lower inventory levels in stores and the shift of certain merchandise purchases for the Christmas season to the fourth quarter. The Company is obligated under operating leases for its Franklin distribution facility and certain Media Play stores for residual value guarantees of approximately $25 million and $12 million, respectively, either at the end of the original four year lease terms in 1999 and 2000, respectively, or at the end of the respective one year renewal terms. The Company expects that it will be able to obtain adequate financing to meet its obligations under these lease agreements.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: the timing and strength of new product offerings, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

                         PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

                4.2(d) Amendment No. 3 dated as of October 18, 1996
                       to the Credit Agreement
                                                                      ----------

               15.     Letter re unaudited interim financial
                       information
                                                                      ----------

               27.     Financial Data Schedules
                                                                      ----------

          (b)  Reports on Form 8-K:

                There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

--------------------
 Omitted from this Part II are items which are not applicable or to which the answer is negative for the period covered.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MUSICLAND STORES CORPORATION

                                        By: \s\Reid Johnson
                                            ------------------------------------
                                             Reid Johnson
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (authorized officer, principal
                                             financial and accounting officer)



                                        Date:  November 13, 1996
                                               ---------------------------------