Form 10-K405
period 1996-12-31
MUSICLAND STORES CORP
filed 1997-04-11
CIK 832995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-11014

                            ------------------------

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                     41-1623376
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)      Identification No.)

    10400 YELLOW CIRCLE DRIVE,
       MINNETONKA, MINNESOTA                 55343
  (Address of principal executive         (Zip Code)
             offices)

       Registrant's telephone number, including area code: (612) 931-8000

                            ------------------------

Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
         Common stock, $.01 par value                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 26, 1997 was $38,371,268.75, based on the closing price of $1 1/4 per common share on the New York Stock Exchange on such date (only members of the Management Investors Group are considered affiliates for this calculation).

The number of shares outstanding of the Registrant's common stock on March 26, 1997 was 34,301,956.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Company operates principally in the United States and is engaged in one industry segment as a specialty retailer of home entertainment products, including prerecorded music, prerecorded video, books, computer software and related accessories. The Company's two principal business categories are non-mall based full-media superstores operating under the names Media Play and On Cue and mall based music and video sell-through stores operating under the names Sam Goody, Musicland and Suncoast Motion Picture Company ("Suncoast"). At December 31, 1996, the Company operated 1,466 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the Virgin Islands and the United Kingdom. For the year ended December 31, 1996, the Company had consolidated revenues of $1.8 billion, including $0.6 billion from non-mall stores and $1.2 billion from mall stores.

    The market for prerecorded music and video, books, computer software and related accessories continues to be highly competitive. The number of stores and types of competitors have increased significantly over the past few years, including non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely impact the performance of both the Company's non-mall and mall stores. Further, consumers have more home entertainment options available with the increasing penetration of personal computers into homes, while industry growth in prerecorded music sales has slowed due to the lack of strong product releases. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future.

    Management implemented programs during 1996 to improve profitability, reduce inventory levels and increase inventory turnover. More focused marketing and advertising programs were instituted in late 1996. The Company slowed store expansion to focus on improving performance in its existing stores and recorded pretax restructuring charges totaling $75 million to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The Company also evaluated goodwill for impairment in 1995 and 1996 and recorded a write-down of $138 million in 1995 and a write-down of the remaining balance of $95.3 million in 1996. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

    During the year ended December 31, 1996, the Company opened 35 stores and closed 65 stores, resulting in a net decrease in store count of 30 stores. At December 31, 1996, the Company operated 245 non-mall stores with total square footage of 5.2 million and 1,199 mall stores with total square footage of 4.3 million. After store closings under the restructuring programs are completed and before consideration of other changes to store counts in 1997, the Company will operate 225 non-mall stores with total square footage of 4.2 million and 1,157 mall stores with total square footage of 4.1 million. Store expansion in 1997 will be very limited.

    Musicland Stores Corporation ("MSC") was incorporated in Delaware in 1988 and acquired The Musicland Group, Inc. ("MGI") on August 25, 1988. MGI was incorporated in Delaware in 1977 as a successor corporation to a number of companies that participated in the music business as early as 1956. The principal asset of Musicland Stores Corporation is 100% of the outstanding common stock of MGI, and, since its formation, MSC has engaged in no independent business operations. MSC and MGI, together with MGI's subsidiaries, are collectively referred to herein as the "Company."

NON-MALL STORES

    MEDIA PLAY STORES. Media Play stores are full-media, low-price superstores in freestanding and regional strip mall locations averaging 48,000 square feet in size. These stores offer a broad merchandising assortment appealing to all ages. During 1996, the merchandising strategy of Media Play stores was revised to minimize slow-moving inventory and reduce working capital investment. The streamlined Media Play stores have approximately 100,000 SKU's of merchandise compared to 175,000 SKU's previously. In addition to prerecorded music, books and prerecorded video, Media Play stores carry approximately 2,000 computer software programs and video games and 1,500 magazine titles, as well as comic books, greeting cards, licensed music, movie and sports apparel and other media and related products.

    Media Play stores provide a family oriented and exciting shopping environment featuring easy access to all merchandise categories, lounge areas for relaxed browsing, convenient customer service areas, live performances and other entertainment activities, children's play areas, coffee carts and popcorn stands. In-store events, such as musician appearances, book clubs and drawing events, have been popular with customers and will be continued. In late 1996, advertising and merchandising programs were upgraded as part of the Company's strategy to increase store traffic and the average purchase per customer. The Company plans to continue in-store merchandising tests to identify additional product category opportunities. Currently, an expanded children's department is being tested that will provide an interactive learning environment for children.

    The first Media Play store opened in Rockford, Illinois in November 1992. The Company opened nine Media Play stores in 1996 and closed 11 under the restructuring programs. As part of the Company's effort to improve store productivity, the new stores were smaller in size, averaging approximately 44,000 square feet. At December 31, 1996, the Company operated 87 Media Play stores in 20 states with total square footage of approximately 4.2 million, or 44% of the Company's total store square footage. The Company plans to close an additional 20 underperforming Media Play stores during 1997 under its restructuring programs. After these closings are completed, the Company will operate 67 Media Play stores in 19 states with total square footage of 3.2 million. In other efforts to improve store productivity, 10 to 20 existing stores will be downsized to approximately 35,000 to 40,000 square feet. The Company plans to sublease the vacated space.

    ON CUE STORES. On Cue stores are full-media stores for smaller markets of between 5,000 and 20,000 people and average 6,200 square feet in size. The stores emphasize competitive prices on new releases and everyday low prices on catalog titles. On Cue stores are promoted through highway billboards, direct mail, cable television and local print and radio. Customer loyalty is rewarded through such programs as in-store sweepstakes and unadvertised in-store specials. The stores offer prerecorded music, books, prerecorded video, computer software, accessories and entertainment related licensed products, such as apparel and posters. Most stores carry approximately 25,000 SKU's of merchandise. On Cue customers have access to over 100,000 home entertainment titles through the Company's special order program.

    The first On Cue store opened in February 1992. The Company opened 10 On Cue stores in 1996 and closed five under the restructuring programs. At December 31, 1996, the Company operated 158 On Cue stores in 28 states with total square footage of approximately 1.0 million, or 10% of the Company's total store square footage.

MALL STORES

    The Company's mall based music stores continue to experience increasing competition from non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers that are expanding into non-mall multimedia superstores of their own. These non-mall competitors are expanding into new markets and offer low prices on prerecorded music and video products.

    MUSIC STORES. The majority of the mall based music stores are operated under the name Sam Goody. At December 31, 1996, there were 777 music stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. These stores offer a full line of music, video and home entertainment products through stores averaging 4,200 square feet and ranging from 1,000 square feet to 30,000 square feet in size. The total square footage of music stores was approximately 3.3 million, or 34% of the Company's total store square footage at December 31, 1996.

    In recent years, the Company has opened combo stores, principally in malls and downtown locations. These combo stores combine a full line of both music and video products and offer computer and entertainment software. When compared to traditional mall based music stores, "combo" stores are larger and more prominent in the mall and carry a broader inventory of catalog product, including substantial classical offerings and sell-through video, to appeal to the high volume purchaser.

    The mall based music stores offer REPLAY, a frequent shopper program designed to promote customer loyalty and enable targeted marketing. More than 500,000 mall based music store customers participate in the REPLAY program. A music and video publication specially designed for adult REPLAY members was introduced in 1996. In addition, the Company publishes "REQUEST," a cutting-edge music and video entertainment news magazine for younger customers. "REQUEST" is distributed in the music stores and at limited magazine stand outlets. The magazine has an audited monthly circulation of 1,029,000 and an estimated monthly readership of 2.5 million.

    Expansion of mall based music stores has been curtailed in order to focus on streamlining the existing store base and improving profitability. In 1996, the Company opened three new stores and closed 46 stores. The closings included 36 stores under the restructuring programs and 10 stores that were generally non-productive and at or near the end of their lease terms. Additionally, the Company continued the conversion of store names from Musicland to Sam Goody and plans to convert additional stores in 1997. The Company plans to close an additional 33 underperforming music stores during 1997 under its restructuring programs. After these closings are completed, the Company will operate 744 music stores with total square footage of 3.1 million. The Company also plans to close other nonproductive stores during 1997, the majority of which are at or near the end of their lease terms.

    SUNCOAST MOTION PICTURE COMPANY STORES. The mall based Suncoast stores primarily offer sell-through video and average 2,440 square feet in size. The prerecorded video categories include adventure, comedy, drama, family, animated, musicals, music video, instructional and other special interest. The video selection ranges from 6,000 to 13,000 titles and is complemented by movie and Hollywood related apparel and gift products, accessories, blank video tapes, laser discs and special order prerecorded video cassettes and laser discs. Most of the movies are priced at less than $20 and more than half sell for less than $15. Each store also offers a wide selection of feature films and videos for less than $10.

    Suncoast's marketing programs include sweepstakes, instant rebates, phone card promotions and exclusive merchandise events promoting recent video releases. Suncoast stores utilize theme and cross-promotional merchandising that coordinates the display and sale of licensed merchandise with the related movie or genre to maximize total sales. "Producers' Club," a customer loyalty program, is being tested in key targeted markets.

    At December 31, 1996, there were 422 Suncoast stores in 46 states, the District of Columbia and the Commonwealth of Puerto Rico. In 1996, the Company opened 11 new Suncoast stores and closed one non-productive store. The total square footage of Suncoast stores was approximately 1.0 million, or 11% of the Company's total store square footage at December 31, 1996. The Company plans to close an additional nine underperforming Suncoast stores during 1997 under its restructuring programs. After these closings are completed, the Company will operate 413 Suncoast stores.

INTERNATIONAL STORES

    The Company operates music stores in the United Kingdom under the name Sam Goody. The first two stores in the United Kingdom were opened in 1990. In 1996, the Company opened two new stores and closed one store. At December 31, 1996, the Company had 22 stores in operation averaging approximately 2,900 square feet in size. The United Kingdom stores provide for their own corporate services, including purchasing and distribution.

PRODUCTS

    The following table shows the sales and percentage of total sales attributable to each product group.

                                                                           YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                               1996                  1995                  1994
                                                       --------------------  --------------------  --------------------
                                                         SALES        %        SALES        %        SALES        %
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN MILLIONS)
Prerecorded music:
  Compact discs......................................  $   681.9       37.4% $   610.1       35.4% $   534.2       36.1%
  Audio cassettes and other..........................      249.2       13.7      284.9       16.5      314.7       21.3
                                                       ---------  ---------  ---------  ---------  ---------  ---------
    Total............................................      931.1       51.1      895.0       51.9      848.9       57.4

Prerecorded video....................................      531.2       29.2      505.9       29.4      413.5       28.0
Books................................................      126.3        6.9      106.6        6.2       56.5        3.8
Computer software, accessories and apparel...........      233.0       12.8      215.1       12.5      159.9       10.8
                                                       ---------  ---------  ---------  ---------  ---------  ---------
    Total............................................  $ 1,821.6      100.0% $ 1,722.6      100.0% $ 1,478.8      100.0%
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------  ---------

    PRERECORDED MUSIC. Sales of compact discs are expected to continue to grow and become a larger portion of total prerecorded music sales while sales of prerecorded audio cassettes are expected to continue to decline. The Company's non-mall based Media Play and On Cue stores and mall based music stores offer assortments of compact discs and prerecorded audio cassettes purchased from all major manufacturers. Media Play and On Cue stores typically carry approximately 30,000 and 5,000 titles of prerecorded music, respectively. Music stores typically carry 6,000 titles, while combo stores carry up to 30,000 titles, depending upon store size and location. These titles include "hits," which are the best selling newer releases, and "catalog" items, which are older but still popular releases that customers purchase to build their collections. The Company also produces and sells prerecorded music under its "Excelsior" label. Product includes compilations of public domain classical, jazz, big band and reggae music.

    Several key suppliers of prerecorded music have more strictly enforced minimum advertised price ("MAP") programs. Under the terms of these programs, retailers which sell prerecorded music below the MAP lose the cooperative advertising funding which they would normally receive from the supplier. The severity of the penalty varies by supplier from losing advertising funding for the life of the title to losing it for 30 days or losing advertising support on the supplier's total offering. In the first quarter of 1997, two of the six largest prerecorded music suppliers raised the MAP by $1.00. These MAP policies are determined by the suppliers and compliance with them by retailers is at their discretion. See "--Competition" and "Management's Discussion and Analysis of Results of Operations and Financial Condition--Results of Operations--Sales" and "--Gross Profit."

    PRERECORDED VIDEO. The demand for movies and other prerecorded video has increased in direct response to the penetration of video cassette recorders into most homes in the United States, the lowering of prices and the growing consumer acceptance of owning videos. Prerecorded video cassettes are for sale at all of the Suncoast, Media Play and On Cue stores and at substantially all of the music stores. Suncoast stores typically carry 8,000 title selections. Media Play stores and On Cue stores typically carry 10,000 and 2,000 titles of prerecorded video cassettes, respectively. Music stores carry approximately 2,000 title selections; combo stores carry up to 11,000 title selections. Management, based on industry information, believes the demand for video will continue to increase, causing sales of prerecorded video to be a growing component of the Company's total revenues.

    Merchandising of digital video discs ("DVD"), a new video technology, is expected to begin in 1997. DVD offers the consumer laser technology in a smaller disc format with superior picture quality and audio fidelity. The Company believes that in the next few years, sales of DVD players will begin to replace sales of laserdisc players and video cassette recorders as the new technology becomes widely available. Management expects to capitalize on the release of DVD players by offering software as soon as it is available. However, DVD demand could accelerate faster or slower depending upon how consumers react to its technical superiority over the VHS format and the introductory price points of the hardware and software.

    BOOKS. The Company began selling books with the introduction of the non-mall based full-media superstores in 1992. Media Play and On Cue stores typically carry 29,000 and 4,000 titles of books, respectively.

    COMPUTER SOFTWARE, ACCESSORIES AND APPAREL. This product category includes computer and entertainment software, brand name blank audio and video tapes, storage containers, carrying cases and guitar and piano sheet music, as well as entertainment related apparel, posters and various other items. Movie and artist related accessories and apparel are highly influenced by the trends and fads surrounding popular movies, actors and artists. The Company's stores also carry a limited variety of portable electronic equipment such as audio cassette players, radios and stereo audio cassette/radios, generally sold at retail prices of approximately $200 or less.

SUPPLIERS

    Substantially all of the home entertainment products (other than computer software) sold by the Company are purchased directly from manufacturers. The Company purchases inventory for its stores from approximately 3,100 suppliers and has consignment arrangements with approximately 1,800 of these suppliers. Approximately 60% of purchases in 1996 were made from the eight largest suppliers. The Company has no long-term contracts with its suppliers and transacts business principally on an order-by-order basis as is typical throughout the industry.

    During 1996, the Company experienced difficulty in obtaining shipments from certain vendors in the books, computer software, video games and trend product categories, primarily due to concerns about the Company's liquidity. In the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. Because these understandings are voluntary on the part of the vendors and will continue at their sole discretion, there can be no assurance that the Company will continue to receive adequate product from its vendors on acceptable credit terms. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

MARKETING

    The Company uses a high level of advertising and promotions in marketing its products. Marketing and advertising programs include special events, advertising partnerships with vendors and corporate partnerships with nationally known names. Additionally, frequent buyer programs in the Company's mall stores and certain product specific programs in On Cue stores are designed to build customer loyalty and encourage repeat visits. The Company has been sponsoring nationally televised/advertised events such as ESPN's Xtreme Games and the "UnVailed" battle of the bands, which appeal to its target customers. Other advertising programs which are being created in conjunction with vendors include television and billboard ads featuring specific albums or movies.

    The Company's major suppliers offer cooperative advertising support and provide funds for the placement and position of product. A significant portion of the Company's total advertising costs have been funded by suppliers through these programs. The Company advertises principally through newspaper inserts. Because of the high concentration of its mall stores in major metropolitan areas such as New York, Chicago and Los Angeles, the Company has been able to expand its radio and local television advertising in those areas. The national distribution of the Company's mall stores has made it practical to advertise in certain national magazines and on nationally syndicated radio programs and cable television, including MTV.

STORE OPERATIONS

    Media Play stores typically are managed by a general manager, an operations manager and three to five department managers. On Cue, music and Suncoast stores are typically managed by a store manager and one to three assistant managers. Most stores are open up to 80 hours per week, seven days a week. The Company does not extend credit to customers, but most major credit cards are accepted.

COMPETITION

    The market for prerecorded music and video, books, computer software and related accessories continues to be highly competitive. Some or all of these home entertainment products can be purchased or rented through other mall retail chains, warehouse clubs, individual stores, video rental stores, grocery, convenience and drug stores, television, telephone or Internet mail order offers and mail order clubs. The number of stores and types of competitors have increased significantly over the past few years, including non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely impact the performance of both the Company's non-mall and mall stores. Further, consumers have more home entertainment options available with the increasing penetration of personal computers into homes, while industry growth in prerecorded music sales has slowed due to the lack of strong product releases. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future. The Company believes that its ability to compete successfully depends on its ability to secure and maintain attractive and convenient locations, manage merchandise efficiently, offer broad product selections at competitive prices, provide effective management and control operating costs. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

SEASONALITY

    The Company's business is highly seasonal, with nearly 40% of the annual revenues and all of the net earnings generated in the fourth quarter. Quarterly results are affected by, among other things, the timing of holidays, new product offerings and new store openings and sales performance of existing stores. See
Note 16 of Notes to Consolidated Financial Statements.

TRADEMARKS AND SERVICE MARKS

    The Company operates its stores under various names, including "Media Play," "On Cue," "Sam Goody," "Musicland," and "Suncoast Motion Picture Company," which have become important to the Company's business as a result of its advertising and promotional activities. These names, along with a number of others, including "Request," "REPLAY," "Excelsior" and "Channel 1000," have been or are being registered with the U.S. Patent and Trademark Office. The Company intends to continue to use these names and marks and may use new names for specific stores depending on the type of store and its location.

PERSONNEL

    As of March 25, 1997, the Company employed approximately 6,100 full-time employees, 9,200 part-time employees and 600 temporary employees. Hourly employees at 17 of the Company's stores are represented by unions. All other facilities are non-union and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

    CORPORATE HEADQUARTERS AND DISTRIBUTION FACILITIES. The Company owns its corporate headquarters facility in Minneapolis, Minnesota, consisting of an office building with approximately 94,000 square feet of space on approximately
5.4 acres of land. In the third quarter of 1996, net proceeds of $11.6 million were received from the sale of the 513,000 square foot building containing the Company's distribution facilities and certain corporate office facilities in Minneapolis, Minnesota. The Company leased back the entire building through January 1997 and thereafter will continue to lease approximately 73,000 square feet of office and storage space in the building through January 2002. In January 1997, the Company completed the consolidation of its distribution facilities into one center in Franklin, Indiana. The distribution facility is in a 715,000 square foot building and is under an operating lease that expires in 1999 with a one year renewal option. The lease contains purchase options at the end of the original and renewal periods. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" and Note 10 of Notes to Consolidated Financial Statements .

    STORE LEASES. Most of the Company's stores are under operating leases with various remaining terms through the year 2017. The Company owns three Media Play stores. The leases have terms ranging from 3 to 25 years. Certain store leases contain provisions restricting assignment, merger, change of control or transfer. In most instances, the Company pays, in addition to minimum rent, real estate taxes, utilities, common area maintenance costs and percentage rentals which are based upon sales volume. Certain store leases provide the Company with an early cancellation option if sales for a designated period do not reach a specified level as defined in the lease. The following table lists the number of leases due to expire or terminate in each fiscal year, based on the fixed lease term and excluding renewal options.

1997                     181    2002                     108
1998                     124    2003                     137
1999                     182    2004                     124
2000                     200    2005                     111
2001                     185    2006 and thereafter      111

    The Company expects that, as these current leases expire, in most cases it should be able to obtain either renewal leases, if desired, or new leases at equivalent or better locations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders by MSC during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The common stock of MSC is traded on the New York Stock Exchange under the symbol MLG. For common stock price information, see Note 16 of Notes to Consolidated Financial Statements. As of March 26, 1997, MSC had approximately 705 holders of record of its common stock.

    MSC has never paid cash dividends on its capital stock and does not plan to pay cash dividends in the foreseeable future. The current policy of the Board of Directors of MSC is to reinvest in the business of the Company. The terms of the Company's credit agreement and the indenture for the 9% senior subordinated notes restrict the amount of cash dividends that may be paid by MSC. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes contained in Item 14 herein and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Item 7 herein. No cash dividends have ever been declared on the common stock of MSC.

                      SELECTED CONSOLIDATED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STORE DATA)

                                                                      YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                    1996          1995          1994          1993          1992
                                                ------------  ------------  ------------  ------------  ------------
STATEMENT OF EARNINGS DATA:
Sales.........................................  $  1,821,594  $  1,722,572  $  1,478,842  $  1,181,658  $  1,020,508
Gross profit..................................       611,759       606,070       542,199       470,951       414,167
Selling, general and administrative
  expenses....................................       576,658       525,213       450,919       365,311       319,713
Depreciation and amortization.................        44,819        45,531        37,243        29,057        24,715
Goodwill write-down...........................        95,253       138,000            --            --            --
Restructuring charges.........................        75,000            --            --            --            --
Operating income (loss).......................      (179,971)     (102,674)       54,037        76,583        69,739
Interest expense..............................        32,967        27,881        19,555        19,831        24,418
Earnings (loss) before income taxes and
  extraordinary charges.......................      (212,938)     (130,555)       34,482        56,752        45,321
Income taxes..................................       (19,200)        5,195        17,100        25,400        21,100
Earnings (loss) before extraordinary
  charges(1)..................................      (193,738)     (135,750)       17,382        31,352        23,518
Earnings (loss) per common share(1)...........  $      (5.80) $      (4.00) $       0.51  $       1.03  $       0.83
Weighted average number of common shares
  outstanding.................................        33,414        33,898        34,238        30,548        28,398


                                                                            DECEMBER 31,
                                                --------------------------------------------------------------------
                                                    1996          1995          1994          1993          1992
                                                ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Total assets..................................  $    996,915  $    996,957  $  1,079,632  $    905,682  $    689,349
Revolver......................................       272,000        53,000            --            --            --
Long-term debt, including current
  maturities..................................       124,599       110,000       110,000       135,000       103,541
Stockholders' equity..........................         2,619       195,811       340,276       322,594       223,646
Book value per common share(2)................          0.08          5.71          9.94          9.42          7.42

STORE DATA:
Total store square footage (in millions)......           9.5           9.9           7.2           4.9           3.8
Store count:
  Media Play stores...........................            87            89            46            13             1
  On Cue stores...............................           158           153            77            32            13
  Music stores................................           777           820           869           875           861
  Suncoast stores.............................           422           412           378           320           252
  Readwell's store............................            --             1             1             1            --
  United Kingdom stores.......................            22            21            15            10             8
                                                ------------  ------------  ------------  ------------  ------------
    Total.....................................         1,466         1,496         1,386         1,251         1,135
                                                ------------  ------------  ------------  ------------  ------------
                                                ------------  ------------  ------------  ------------  ------------

------------------------

(1) Amounts for the year ended December 31, 1992 are after dividends on senior preferred stock of $703. Amounts for the years ended December 31, 1993 and 1992 are before extraordinary charges from early redemption of debt, net of income tax benefit, of $3,900, or $0.13 per share, and $8,440, or $0.30 per share, respectively. Net earnings applicable to common stockholders for the years ended December 31, 1993 and 1992 were $27,452, or $0.90 per share, and $15,078, or $0.53 per share, respectively.

(2) Based on the number of common shares outstanding at year end.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

    The Company is engaged in one industry segment as a specialty retailer of home entertainment products operating principally in two business categories: non-mall based full-media, low-price superstores under the names Media Play and On Cue and mall based music and video sell-through stores under the names Sam Goody, Musicland and Suncoast. The market for prerecorded music and video, books, computer software and related accessories continues to be highly competitive. The number of stores and types of competitors have increased significantly over the past few years, including non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely impact the performance of both the Company's non-mall and mall stores. Further, consumers have more home entertainment options available with the increasing penetration of personal computers into homes, while industry growth in prerecorded music sales has slowed due to the lack of strong product releases. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future.

    The Company has experienced diminishing liquidity as a result of the challenging retail sales environment and the negative impact of underperforming existing stores and new Media Play stores opened in 1995 and 1996, particularly those performing below expectations. During 1996, the Company experienced difficulty in obtaining shipments from certain vendors, primarily due to concerns about the Company's liquidity. In the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to reduced payment terms on new purchases. Because these understandings are voluntary on the part of the vendors and will continue at their sole discretion, there can be no assurance that the Company will continue to receive adequate product from its vendors on acceptable credit terms. Should any or all of these vendors demand payment of the deferred balances, there can be no assurance that the Company will be able to obtain adequate financing to make such payment.

    In April and October of 1996, the Company obtained amendments to its credit agreement. The April amendment modified certain existing covenants and added financial covenants while the October amendment waived the additional financial covenants and further modified certain existing covenants through March 30, 1997. In March 1997, the Company obtained waivers of certain financial covenants and technical defaults under the credit agreement through May 29, 1997. Without the waivers in October 1996 and March 1997, the Company would have been in default under the credit agreement in the fourth quarter of 1996 and the first quarter of 1997.

    The Company is currently in negotiations with its banks to obtain an amendment to its credit agreement that will modify or provide additional flexibility in the covenants and provide additional financing under a term facility. If an amendment is not obtained by May 29, 1997, when the waivers under the credit agreement expire, the Company will be in default and the banks could demand repayment of all amounts outstanding under the revolver. There can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on acceptable terms.

    Management implemented programs during 1996 to improve profitability, reduce inventory levels and increase inventory turnover. More focused marketing and advertising programs were instituted in late 1996. The Company slowed store expansion to focus on improving performance in its existing stores and recorded pretax restructuring charges totaling $75 million to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The Company also evaluated goodwill for impairment in 1995 and 1996 and recorded a write-down of $138 million in 1995 and a write-down of the remaining balance of $95.3 million in 1996.

    The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms and to obtain sufficient financing to meet its liquidity needs, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income. Any of these factors, alone or in combination, could affect the Company's ability to meet its financial covenants and to continue as a going concern. See Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following table presents certain sales and store data for the Company's two principal business categories and in total for the Company for the last three years.

                                                                        YEARS ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
                                                                     (DOLLARS AND SQUARE FOOTAGE IN
                                                                                MILLIONS)
SALES:
  Non-mall stores..................................................  $   643.8  $   516.7  $   247.9
  Mall stores......................................................    1,160.0    1,187.0    1,217.0
    Total(1).......................................................    1,821.6    1,722.6    1,478.8
PERCENTAGE CHANGE FROM PRIOR YEAR:
  Non-mall stores..................................................       24.6%     108.5%     355.6%
  Mall stores......................................................       (2.3)      (2.5)       9.0
    Total(1).......................................................        5.7       16.5       25.1
COMPARABLE STORE SALES CHANGE FROM PRIOR YEAR:
  Non-mall stores..................................................        2.0%       4.8%      33.3%
  Mall stores......................................................       (1.7)      (4.9)       3.1
    Total(1).......................................................       (0.6)      (3.2)       4.6
NUMBER OF STORES OPEN AT YEAR END:
  Non-mall stores(2)...............................................        245        242        123
  Mall stores(2)...................................................      1,199      1,232      1,247
    Total(1).......................................................      1,466      1,496      1,386
TOTAL STORE SQUARE FOOTAGE AT YEAR END:
  Non-mall stores..................................................        5.2        5.3        2.7
  Mall stores......................................................        4.3        4.5        4.4
    Total(1).......................................................        9.5        9.9        7.2

------------------------

(1) The totals include other divisions which individually are not significant.

(2) After the remaining store closings under the restructuring programs are completed in 1997, store counts will be 225 superstores and 1,157 mall stores.

    SALES. Sales from new non-mall stores opened since 1994 and comparable store sales increases in non-mall stores open for one year or more accounted for most of the sales increases in 1996 and 1995. Inventory liquidation sales held late in the fourth quarter of 1996 in anticipation of the closing of certain underperforming stores contributed approximately $9 million to the sales increase in 1996. Comparable store sales in 1996 were adversely impacted by the lack of strong product releases in music and video and the challenging retail sales environment. In 1995, comparable store sales in both non-mall and mall stores were adversely impacted by weak sales during the fourth quarter coupled with aggressive price competition. Comparable store sales of mall stores in 1995 also were negatively impacted by increased competition from non-mall stores and weak music sales.

    The following table shows the comparable store sales percentage increase (decrease) attributable to the Company's two principal product categories for the last three years.

                                                                              YEARS ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                            1996      1995          1994
                                                                            -----   --------       ------
Prerecorded music.........................................................     1%       (7)%           3%
Prerecorded video cassettes...............................................    (1)        5            10

    The low prerecorded music comparable store sales increase in 1996 is a reflection of the low overall sales volume in the music industry. According to SOUNDSCAN, which collects and compiles retail store and rack sales data, unit sales of music recordings in 1996 versus 1995 were flat. Sales of music product were particularly soft in 1995 due to a lack of strong releases in the latter part of the year. In prerecorded video, the top selling video titles in 1996 did not attain the same level of sales volume as those released in 1995. Video sales in 1995 benefited from the very successful LION KING video released in the first quarter, FORREST GUMP released in the second quarter and STAR WARS TRILOGY released in the third quarter.

    During 1996, the Company experienced difficulty in obtaining shipments from certain vendors in the books, computer software, video games and trend product categories, primarily due to concerns about the Company's liquidity. In the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. Because these understandings are voluntary on the part of the vendors and will continue at their sole discretion, there can be no assurance that the Company will continue to receive adequate product from its vendors on acceptable credit terms. See "--Liquidity and Capital Resources."

    COMPONENTS OF EARNINGS. The following table sets forth certain operating results as a percentage of sales for the last three years.

                                                                              YEARS ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                           1996         1995        1994
                                                                           -----       ------       -----
Gross profit.............................................................   33.6%        35.2%       36.7%
Selling, general and administrative expenses.............................   31.7         30.5        30.5
Operating income before depreciation, amortization and non-recurring
  charges................................................................    1.9          4.7         6.2
Operating income (loss)..................................................   (9.9)        (6.0)        3.7

    GROSS PROFIT. The increase in sales from the low-price non-mall stores relative to total Company sales accounted for 0.5% of the decrease in gross margin in 1996 and substantially all of the decrease in 1995. Inventory shrinkage increased to 1.2% of sales in 1996 from 0.8% of sales in 1995, causing a gross margin decline of 0.4% in 1996. The balance of the gross margin decrease in 1996 was primarily attributable to increased promotional pricing in both mall and non-mall stores and lower prices in mall stores in 1996 compared to 1995.

    Sales in non-mall stores will further reduce gross margin in future periods if their revenues increase at a faster rate than the Company's total sales. The rate of decrease, however, is expected to slow because of the closing of non-mall stores under the restructuring program and the curtailment of store expansion. The Company may also potentially benefit from the continued compliance by certain non-mall competitors with the more strictly enforced minimum advertised price ("MAP") policies of certain of the largest prerecorded music suppliers and the continued closing of stores by certain mall competitors. See "Business--Products: Prerecorded Music" and "--Competition."

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of sales were 31.7% in 1996 compared to 30.5% in 1995 and 1994, an increase of 1.2%. Increased advertising in the Media Play stores accounted for 0.5% of the percentage increase. Financial and legal advisory services and related expenses, most of which were required or incurred in conjunction with the Company's credit agreement, totaled approximately $4 million, or 0.2% of sales in 1996. The remainder of the increase in selling, general and administrative expenses as a percentage of sales in 1996 was attributable to the impact of fixed costs, principally occupancy costs, both in underperforming existing stores and in new Media Play stores opened in 1995 and 1996 that have not achieved the sales level of a mature store. Some of these new Media Play stores also performed below expectations in 1996, further impacting the expense percentage. Many of these existing and recently opened underperforming stores have been or will be closed under the Company's restructuring programs.

    During 1996 and 1995, the Company consolidated its distribution facilities into one center in Franklin, Indiana, which has more than double the combined capacity of the Company's former facilities in Minneapolis, Minnesota and Edison, New Jersey. The Minneapolis facility closed in January 1997 while the Edison facility closed in May 1995. The Company incurred expense in 1996 of approximately $1.5 million related to the closing of the Minneapolis facility and transfer of operations to the Franklin facility. Expenses in 1995 included approximately $1.6 million related to costs associated primarily with the start-up of the new distribution center in Franklin, Indiana opened in March 1995 and, to a lesser extent, the closing of the Edison distribution facility.

    Costs incurred related to store openings were approximately $4 million in 1996, $13 million in 1995 and $11 million in 1994. The lower level of expense in 1996 was due to the fewer number of store openings. Selling, general and administrative expenses in 1995 included a net reduction to expense of $3.4 million related to two nonrecurring items. Income of $8.8 million from the termination of certain service and business development agreements was partially offset by a charge of $5.4 million for the closing of 35 mall based music stores. Expenses in 1994 included a charge of approximately $3 million for the cost of closing facilities and changing the name of certain Musicland stores to Sam Goody.

    Management believes that the closing of underperforming stores, the consolidation of distribution facilities into a single facility in Franklin, Indiana and other streamlining and profit improvement actions taken in 1996 and 1997 will reduce expenses in 1997. Additionally, store opening costs in 1997 will be minimal due to very limited store expansion plans. The Company also anticipates improvements in expenses as a percentage of sales from the lower cost structure of the non-mall stores as the existing, streamlined base of stores matures and realizes comparable store sales growth. These reductions may be offset by contingent rentals on the Franklin distribution facility, which fluctuate based upon changes in certain interest rates.

    DEPRECIATION AND AMORTIZATION. Goodwill amortization in 1996 was $3.0 million, or $0.09 per share in 1996 compared to $5.8 million, or $0.17 per share in 1995, a decrease of $2.8 million. The write-down of goodwill in the third quarter of 1995 decreased goodwill amortization by $4.2 million, or $0.13 per share, in 1996 and by $1.4 million, or $0.04 per share, in 1995. Other depreciation and amortization was $41.8 million, $39.7 million and $30.1 million in 1996, 1995 and 1994, respectively, and primarily related to stores. The increases over the prior years in 1996 and 1995 were attributable to store expansion, net of the decreases related to store closings.

    GOODWILL WRITE-DOWN AND ADOPTION OF NEW ACCOUNTING STANDARD. During the third quarter of 1995, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"), issued in March 1995. In August 1995, in connection with the adoption of Statement No. 121, the Company recorded a goodwill write-down of $138 million, or $4.07 per share, for the year ended December 31, 1995. An additional goodwill write-down of $95.3 million, or $2.85 per share, was recorded in December 1996, eliminating the remaining goodwill balance and goodwill amortization for years after 1996.

    Most of the goodwill was established in conjunction with the 1988 leveraged buyout of MGI by MSC. At that time, nearly all of the Company's stores were mall based music stores. The carrying values of long-lived assets, primarily goodwill and property, of the music division were reviewed for recoverability and possible impairment in both 1995 and 1996 because of sales declines that began in 1995 and continued during 1996. These sales declines resulted from general declines in customer traffic in malls, the increase in high-volume, low-price superstores and the lack of strong music product releases. While the Company's mall based music stores have responded with increased promotional pricing and lower prices, they are at a competitive disadvantage to non-mall stores because of their higher cost structure, principally related to occupancy costs. See "--Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements.

    RESTRUCTURING CHARGES. During 1996, the Company implemented programs designed to improve profitability and increase inventory turnover. Pretax restructuring charges of $75 million were recorded in 1996 to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The store closings include 79 mall stores and 36 non-mall stores. The Company completed 53 of these store closings through December 31, 1996 and will have closed the distribution facility and an additional 61 stores by March 31, 1997. The restructuring charges include $41.1 million of estimated cash expenditures, primarily consisting of estimated payments to landlords for the early termination of operating leases and estimated legal and consulting fees, and $33.9 million for estimated non-cash write-downs of leasehold improvements and certain equipment, net of unamortized lease credits. In 1996, $41.0 million of the restructuring reserve had been utilized, consisting of $24.1 million of cash payments and $16.9 million of non-cash charges. See "--Liquidity and Capital Resources--Investing Activities."

    INTEREST EXPENSE. Components of interest expense for the last three years were as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
                                                                                 (IN MILLIONS)
Interest on revolver..................................................  $    21.9  $    17.0  $     7.4
Interest on term loan.................................................         --         --        1.1
Interest on subordinated debt.........................................        9.9        9.9        9.9
Other interest, net...................................................        1.2        1.0        1.2
                                                                        ---------  ---------  ---------
                                                                        $    33.0  $    27.9  $    19.6
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Interest expense on the revolver is impacted by the level of outstanding borrowings during the year, interest rates, the Company's credit rating and the number of days borrowings are outstanding during the year. Average daily revolver borrowings outstanding, weighted average interest rates on the revolver, based on the average daily borrowings, and the highest balances outstanding under the revolving credit facility were as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1996       1995       1994
                                                                    ---------  ---------  ---------
                                                                         (DOLLARS IN MILLIONS)
Average daily revolver borrowings.................................  $   289.7  $   254.0  $   128.6
Highest level of revolver borrowings..............................      333.0      350.0      216.0

Weighted average interest rate....................................        7.6%       7.1%       6.4%

    Higher outstanding borrowings on the revolver increased interest expense by $2.4 million in 1996 and in 1995 by $6.2 million, net of the decrease in term loan interest. Increases in the weighted average interest rates increased revolver interest by $1.2 million in 1996 and $1.7 million in 1995. The remainder of the increases in revolver interest in 1996 and 1995 were caused by an increase in the number of days borrowings were outstanding. The term loan was repaid in October 1994. Other interest expense consists primarily of amortization of debt issuance costs.

    During 1996 and in January 1997, Moody's Investor's Service, Inc. and Standard & Poor's Corporation issued downgrades to the ratings of the Company's revolving credit facility and its $110 million senior subordinated notes. These downgrades occurred as a result of a number of factors including the continued weak retailing environment, increased competition from nontraditional music retailers, declining mall traffic and fundamental changes in the way recorded music is distributed, which, along with high fixed costs from poorly performing stores and aggressive store expansion in previous years, have negatively impacted the Company's financial performance and limited the Company's financial flexibility. The downgrades issued in January 1997 also cited diminishing liquidity due to the Company's reliance upon waivers to continue access to its revolving credit facility. As a result of the lower credit ratings and an amendment to the Company's credit agreement in April 1996, the annual facility fee rate increased from 0.30% to 0.50% and the margin added to variable interest rates on revolver borrowings increased by 0.93%. See
"--Liquidity and Capital Resources."

    INCOME TAXES. The effective income tax rates of 9.0% in 1996, (4.0%) in 1995 and 49.6% in 1994 vary from the federal statutory rate principally as a result of goodwill amortization and write-downs, which are nondeductible, and state income taxes. The income tax benefit and the effective income tax rate in 1996 were also reduced by valuation allowances established in the fourth quarter of $24.5 million. The valuation allowances were required because of the uncertainty of future earnings and reduced the deferred income tax balances to approximate the remaining recoverable income taxes after carryback of the 1996 taxable loss. Accordingly, the Company expects its tax provision for the year ending December 31, 1997 to be minimal and no tax provision (benefit) will be recorded on pretax earnings (loss) in interim periods during 1997. See Note 5 and Note 16 of Notes to Consolidated Financial Statements.

    SEASONALITY. The Company's business is highly seasonal, with nearly 40% of the annual revenues and all of the net earnings generated in the fourth quarter. See Note 16 of Notes to Consolidated Financial Statements for quarterly financial data.

    RECENTLY ISSUED ACCOUNTING STANDARDS. Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of this statement will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents have had no material effect on earnings per share amounts.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of capital are borrowings under the revolving credit facility pursuant to the terms of its bank credit agreement and internally generated cash. Because of the seasonality of the retail industry, the Company's cash needs fluctuate throughout the year and typically peak in November as inventory levels build in anticipation of the Christmas selling season. The Company's cash position is generally highest at the end of December because of the higher sales volume during the Christmas season and extended payment terms typically provided by most vendors for seasonal inventory purchases. The Company's cash needs build during the first quarter as inventories are replenished following the Christmas season and payments for seasonal inventory purchases become due. The credit agreement, as amended in October 1996 and in the absence of any default, provides for a revolving credit facility and expires in October 1999. Borrowings under the revolving credit facility are available up to $275 million (subject to certain limitations) during the period from December 20, 1996 through September 11, 1997, and up to $300 million (subject to certain limitations) thereafter. At December 31, 1996, the maximum permitted borrowings under the revolver, based upon the lesser of a percentage of inventory or the maximum available for the period, were $275 million. The Company had borrowings under the revolver of $272 million at December 31, 1996; however cash and cash equivalents at December 31, 1996 were $162.0 million. See "--Financing Activities" and Note 4 of Notes to Consolidated Financial Statements.

    The Company's credit agreement contains covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. Additionally, the Company must meet financial covenants relating to fixed charge coverage, consolidated tangible net worth and debt to total capitalization. In April and

October of 1996, the Company obtained amendments to its credit agreement. The April amendment modified certain existing covenants and added financial covenants. The additional financial covenants required the Company to meet certain debt and trade payables to eligible inventory ratios and to make an annual one day clean-down of outstanding revolver borrowings. The October amendment waived these additional financial covenants and further modified certain existing covenants through March 30, 1997.

    In March 1997, the Company obtained an agreement from its banks to waive certain financial covenants and technical defaults through May 29, 1997. Without the waivers in October 1996 and March 1997, the Company would have been in default of the financial covenants related to the debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement during the fourth quarter of 1996 and the first quarter of 1997. Additionally, the terms of an amendment to an operating lease with a special purpose entity formed for the purpose of purchasing land and constructing three of the Company's Media Play stores using secured financing required consolidation of that entity as of October 1996, the date of the amendment. This consolidation caused the Company to be in technical default of the covenants of the credit agreement restricting additional debt, liens and the amount of capital spending. The waiver in March 1997 permitted the additional debt and the related lien and capital spending. See "--Investing Activities."

    During the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to reduced payment terms on new purchases. Because these understandings are voluntary on the part of the vendors and will continue at their sole discretion, there can be no assurance that the Company will continue to receive adequate product from its vendors on acceptable credit terms. Should any or all of these vendors demand payment of the deferred balances, there can be no assurance that the Company will be able to obtain adequate financing to make such payment.

    The Company's Franklin distribution facility is under an operating lease with a special purpose entity that contains certain financial covenants. The write-down of goodwill in 1995 followed by an additional write-down of the remaining goodwill balance on December 31, 1996 caused the Company to be in default of the financial covenant related to the maximum total liabilities to total stockholders' equity ratio on December 31, 1996. This covenant ratio did not anticipate the impact on stockholders' equity of any goodwill write-down. The Company is working with the parties to the operating lease to obtain a waiver to adjust the covenant ratio for the effect of the goodwill write-downs. However, there can be no assurance that the Company will be able to obtain such a waiver or that alternative sources of financing for the distribution facility would be available if the waiver is not obtained.

    The Company is currently in negotiations with its banks to obtain an amendment to its credit agreement that will modify or provide additional flexibility in the covenants and provide additional financing under a term facility. If an amendment is not obtained by May 29, 1997, when the waivers under the credit agreement expire, the Company will be in default and the banks could demand repayment of all amounts outstanding under the revolver. The Company had been in negotiations with a potential equity investor; however, those negotiations have terminated. There can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on acceptable terms.

    The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms and to obtain sufficient financing to meet its liquidity needs, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income. Any of these factors, alone or in combination, could affect the Company's ability to meet its financial covenants and to continue as a going concern. See Note 1 of Notes to Consolidated Financial Statements.

    OPERATING ACTIVITIES. Net cash provided by (used in) operating activities was $16.7 million in 1996, ($56.2) million in 1995 and $71.5 million in 1994. The amounts in 1996 and 1995 were impacted by early payments made to certain vendors to obtain discounts. The payments near the end of 1995 caused the amount of checks issued but not presented to the Company's banks for payment to exceed the Company's bank balances by $69.3 million at December 31, 1995. When netted with checks drawn in excess of bank balances, cash provided by (used in) operating activities was ($52.6) million in 1996 and $7.2 million in 1995.

    Cash used in operating activities in 1996 included $24.1 million of cash expenditures related to store closings under the Company's restructuring programs. Cash used for inventory purchases, as reflected by the aggregate net changes in inventories, accounts payable and checks drawn in excess of bank balances, was $38.9 million in 1996 compared to $31.8 million in 1995. Although inventories at December 31, 1996 of $506.1 million decreased $27.6 million from $533.7 million at December 31, 1995, the amount of cash used for inventory purchases increased because of early payments made to certain vendors to obtain discounts and to ensure continued availability of product. Cash flow in 1997 will benefit from lower inventory levels as a result of the consolidation of distribution centers into a single facility, store closings and other initiatives designed by management to increase inventory turnover. Additionally, the Company will receive income tax refunds in the first quarter of 1997 totaling approximately $20 million from the carryback of the 1996 taxable loss. However, the cash expected to be generated in 1997 will be offset by approximately $17 million of expected cash expenditures to complete the restructuring programs.

    The reduction in cash provided by operating activities in 1995 compared to 1994 was attributable to the inventory purchased for store expansion and weak sales in the latter part of 1995. The Company reduced inventory levels at the end of 1995 in response to the weak retailing environment.

    INVESTING ACTIVITIES. Capital expenditures and store data for the last three years are as follows:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Capital expenditures, net of sale/leasebacks and other property sales (in
  millions)..........................................................................       $6.4      $87.0  $   109.6
Store openings:
  Non-mall stores....................................................................         19        119         78
  Mall stores........................................................................         14         49         92
  Total(1)...........................................................................         35        175        175
Store closings:
  Non-mall stores....................................................................        (16)        --         --
  Mall stores........................................................................        (47)       (64)       (40)
  Total(1)...........................................................................        (65)       (65)       (40)
Net increase (decrease) in store count:
  Non-mall stores....................................................................          3        119         78
  Mall stores........................................................................        (33)       (15)        52
  Total(1)...........................................................................        (30)       110        135

------------------------

(1) The totals include other divisions which individually are not significant.

    Most of the Company's capital expenditures are for store expansion, and the majority of the store expansion in the last three years consisted of new Media Play stores. Financing for capital expenditures has generally been provided by borrowings under the revolving credit facility and internally generated cash. The Company typically receives financing from landlords in the form of contributions and rent abatements for a portion of the capital expenditures, primarily related to new stores. In the third quarter of 1996, net proceeds of $11.6 million were received from the sale of the building containing the Company's distribution facilities and certain corporate office facilities in Minneapolis, Minnesota. The Company leased back the entire building through January 1997 and thereafter will continue to lease a portion of the office facilities. Approximately $14 million of capital expenditures for three new Media Play stores opened in 1996 were financed under an operating lease with a special purpose entity formed for the purpose of purchasing the land and constructing the stores using secured long-term financing. The land, buildings and certain fixtures, together with the related mortgage note payable, were recorded on the Company's books after the terms of an amendment to the operating lease required consolidation of the special purpose entity as of October 1996, the date of the amendment.

    A portion of the Media Play capital expenditures in 1995 and 1994 were financed with proceeds from sale/leaseback transactions totaling $26.2 million in 1995 and $10.0 million in 1994. The new Franklin distribution facility and most of the related equipment, which together had an original cost of approximately $30 million, were financed under an operating lease with a special purpose entity. The Company financed a significant portion of capital expenditures in 1994 with $70.7 million in net proceeds from a common stock offering completed in December 1993.

    The Company significantly reduced capital expenditures in 1996 in response to the challenging retail environment, which is expected to continue into the foreseeable future. Capital expenditures in 1997 will be limited to approximately $20 million and will consist primarily of improvements to existing stores. A portion of the capital spending is planned for the downsizing of Media Play stores from approximately 50,000 square feet to approximately 35,000 to 40,000 square feet. The Company anticipates that these capital expenditures will be financed by borrowings under its credit agreement and internally generated cash. During 1997, the Company plans to close the remaining 62 stores under its restructuring programs, of which 61 stores will have closed in the first quarter. The Company also plans to close other nonproductive stores, the majority of which are at or near the end of their lease terms. Inventories from closed stores will be either redeployed to existing stores that are more profitable, returned to vendors or sold in preclosing liquidation sales.

    FINANCING ACTIVITIES. The Company's financing activities principally consist of borrowings and repayments under its revolving credit facility. Cash provided by (used in) financing activities was $149.7 million, $106.6 million and ($19.0) million during the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, outstanding revolver borrowings were $272.0 million while cash and cash equivalents were $162.0 million. The Company had $53.0 million of revolver borrowings and checks drawn in excess of bank balances of $69.3 million outstanding at December 31, 1995. There were no revolver borrowings outstanding at December 31, 1994 and checks drawn in excess of bank balances were $5.9 million.

    As the financial covenants related to the annual one day clean-down requirement during the period from December 15, 1996 to February 15, 1997 and the debt and trade payables to eligible inventory ratio were waived, the revolver borrowings were not required to be paid down at December 31, 1996. For purposes of comparison to the $53 million of outstanding revolver borrowings at December 31, 1995, the revolver borrowings at December 31, 1996 would have been $110 million when netted with the balance of cash and cash equivalents at year end. The higher level of net revolver borrowings at December 31, 1996 compared to December 31, 1995 is due primarily to the continued weak retailing environment and the cash used under the restructuring programs in 1996 to close underperforming stores. Because of the weak retailing environment in the latter part of 1995 which continued through the Christmas season, $53 million of borrowings remained outstanding under the revolving credit facility at December 31, 1995. Sufficient cash was generated from the Christmas season in 1994 to repay all outstanding revolver borrowings at year end.

    During the third quarter of 1995, the Company loaned $10.0 million to its 401(k) trust to finance the purchase of 1,042,900 shares of common stock of the Company in the open market. The stock is used for a "KSOP" plan, which combines features of a 401(k) plan and an employee stock ownership plan. See Note 6 of Notes to Consolidated Financial Statements.

    In October 1994, the Company replaced its $175 million revolving credit facility and term loan with its current revolving credit facility. Borrowings under the October 1994 revolving credit facility were used to repay all outstanding borrowings under the former revolving credit facility and to make the final $25 million principal payment on the term loan that was due on December 31, 1994.

    The Company's revolving credit facility expires in October 1999. The mortgage note payable requires a principal payment of $2.1 million in March 1997 with the balance due at the end of either the original term in May 2000 or the one year renewal term in May 2001. The operating lease for the distribution facility in Franklin, Indiana contains a residual value guarantee in an amount not to exceed $24.9 million at the end of the original four year lease term in March 1999 and $25.7 million at the end of the one year renewal term in March 2000. The lease also contains purchase options at the end of the original and renewal periods. The Company plans to either sell and lease back these properties or seek other sources of financing. As the challenging retail environment is expected to continue into the foreseeable future, there can be no assurance that the Company will be able to obtain adequate or alternative sources of financing to meet its obligations under these agreements.

INFLATION AND ECONOMIC TRENDS

    Although its operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations during the past three fiscal years.

    Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: the timing and strength of new product offerings, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms and to obtain sufficient financing to meet its liquidity needs, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and related notes are included in Item 14 of this report. See Index to Consolidated Financial Statements contained in
Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by these items of Part III will be set forth in the Proxy Statement under similar captions and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) Consolidated Financial Statements

       See Index to Consolidated Financial Statements on page 21.

    (2) Financial Statement Schedules

       Financial Statement Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the Consolidated Financial Statements or notes thereto.

    (3) Exhibits

       See Exhibit Index on pages 42 through 44.

(b) Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

(c) Exhibits

       See Exhibit Index on pages 42 through 44.

(d) Other Financial Statements

       Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MUSICLAND STORES CORPORATION
                                                 (Registrant)

                                By:             /s/ JACK W. EUGSTER
                                     -----------------------------------------
                                      Jack W. Eugster, Chairman of the Board,
                                       President and Chief Executive Officer

                                Date:            April 11, 1997
                                --------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                DATE
------------------------------  --------------------------  ---------------

                                Chairman of the Board,
     /s/ JACK W. EUGSTER          President, Chief
------------------------------    Executive Officer and     April 11, 1997
       Jack W. Eugster            Director (principal
                                  executive officer)

                                Executive Vice President
       /s/ REID JOHNSON           and Chief Financial
------------------------------    Officer (principal        April 11, 1997
         Reid Johnson             financial and accounting
                                  officer)

     /s/ KEITH A. BENSON
------------------------------  Director                    April 11, 1997
       Keith A. Benson

    /s/ KENNETH F. GORMAN
------------------------------  Director                    April 11, 1997
      Kenneth F. Gorman

    /s/ WILLIAM A. HODDER
------------------------------  Director                    April 11, 1997
      William A. Hodder

     /s/ LLOYD P. JOHNSON
------------------------------  Director                     April 8, 1997
       Lloyd P. Johnson

    /s/ JOSIAH O. LOW, III
------------------------------  Director                    April 11, 1997
      Josiah O. Low, III

       /s/ TOM F. WEYL
------------------------------  Director                    April 11, 1997
         Tom F. Weyl

    /s/ MICHAEL W. WRIGHT
------------------------------  Director                    April 11, 1997
      Michael W. Wright

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Report of Independent Public Accountants...................................................................          22

Consolidated Statements of Operations......................................................................          23

Consolidated Balance Sheets................................................................................          24

Consolidated Statements of Cash Flows......................................................................          25

Consolidated Statements of Stockholders' Equity............................................................          26

Notes to Consolidated Financial Statements.................................................................          27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Musicland Stores Corporation:

    We have audited the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Musicland Stores Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced declining operating results and liquidity constraints that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 25, 1997

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Sales...................................................................  $  1,821,594  $  1,722,572  $  1,478,842
Cost of sales...........................................................     1,209,835     1,116,502       936,643
                                                                          ------------  ------------  ------------
  Gross profit..........................................................       611,759       606,070       542,199
Selling, general and administrative expenses............................       576,658       525,213       450,919
Depreciation and amortization...........................................        44,819        45,531        37,243
Goodwill write-down.....................................................        95,253       138,000            --
Restructuring charges...................................................        75,000            --            --
                                                                          ------------  ------------  ------------
  Operating income (loss)...............................................      (179,971)     (102,674)       54,037
Interest expense........................................................        32,967        27,881        19,555
                                                                          ------------  ------------  ------------
  Earnings (loss) before income taxes...................................      (212,938)     (130,555)       34,482
Income taxes............................................................       (19,200)        5,195        17,100
                                                                          ------------  ------------  ------------
  Net earnings (loss)...................................................  $   (193,738) $   (135,750) $     17,382
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Net earnings (loss) per common share..................................  $      (5.80) $      (4.00) $       0.51
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average number of common shares outstanding....................        33,414        33,898        34,238
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                      ASSETS

Current assets:
  Cash and cash equivalents...............................................................  $  161,976  $    1,971
  Inventories.............................................................................     506,093     533,694
  Deferred income taxes...................................................................      11,800      17,400
  Other current assets....................................................................      31,492      20,840
                                                                                            ----------  ----------
    Total current assets..................................................................     711,361     573,905

Property, at cost.........................................................................     430,116     446,100
Accumulated depreciation and amortization.................................................    (152,120)   (127,783)
                                                                                            ----------  ----------
  Property, net...........................................................................     277,996     318,317

Goodwill..................................................................................          --      98,258
Deferred income taxes.....................................................................       1,200          --
Other assets..............................................................................       6,358       6,477
                                                                                            ----------  ----------
    Total Assets..........................................................................  $  996,915  $  996,957
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks drawn in excess of bank balances.................................................  $       --  $   69,321
  Current maturities of long-term debt....................................................       2,060          --
  Revolver................................................................................     272,000      53,000
  Accounts payable........................................................................     406,642     403,848
  Restructuring reserve...................................................................      33,963          --
  Other current liabilities...............................................................     100,866     108,455
                                                                                            ----------  ----------
    Total current liabilities.............................................................     815,531     634,624
Long-term debt............................................................................     122,539     110,000
Other long-term liabilities...............................................................      56,226      52,622
Deferred income taxes.....................................................................          --       3,900
Commitments and contingent liabilities

Stockholders' equity:
  Preferred stock ($.01 par value; authorized: 5,000,000 shares; issued and outstanding:
    none).................................................................................          --          --
  Common stock ($.01 par value; authorized: 75,000,000 shares; issued and outstanding:
    December 31, 1996, 34,301,956 shares; December 31, 1995, 34,296,956 shares)...........         343         343
  Additional paid-in capital..............................................................     253,896     254,350
  Accumulated deficit.....................................................................    (238,649)    (44,911)
  Deferred compensation...................................................................      (7,998)     (8,998)
  Common stock subscriptions..............................................................      (4,973)     (4,973)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................       2,619     195,811
                                                                                            ----------  ----------
    Total Liabilities and Stockholders' Equity............................................  $  996,915  $  996,957
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
OPERATING ACTIVITIES:
  Net earnings (loss)......................................................  $  (193,738) $  (135,750) $    17,382
  Adjustments to reconcile net earnings (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization..........................................       44,819       45,531       37,243
    Goodwill write-down....................................................       95,253      138,000           --
    Disposal of property...................................................        1,733        7,587        3,475
    Amortization of debt issuance and other costs..........................          658          516          872
    Other amortization.....................................................          234          364            1
    Restructuring charges..................................................       75,000           --           --
    Deferred income taxes..................................................          500       (3,400)      (6,100)
  Changes in operating assets and liabilities:
    Inventories............................................................       27,601      (41,866)    (155,026)
    Other current assets...................................................      (10,353)     (11,172)      (1,991)
    Accounts payable.......................................................        2,794      (53,388)     154,196
    Restructuring reserve..................................................      (24,092)          --           --
    Other current liabilities..............................................       (6,767)     (11,445)      16,829
    Other assets...........................................................         (590)      (1,079)      (1,333)
    Other long-term liabilities............................................        3,637        9,875        5,914
                                                                             -----------  -----------  -----------
      Net cash provided by (used in) operating activities..................       16,689      (56,227)      71,462
                                                                             -----------  -----------  -----------
INVESTING ACTIVITIES:
  Capital expenditures.....................................................      (17,970)    (113,983)    (119,608)
  Sale/leasebacks and other property sales.................................       11,594       26,969       10,000
                                                                             -----------  -----------  -----------
      Net cash used in investing activities................................       (6,376)     (87,014)    (109,608)
                                                                             -----------  -----------  -----------
FINANCING ACTIVITIES:
  Increase (decrease) in checks drawn in excess of bank balances...........      (69,321)      63,435        5,886
  Borrowings under revolver................................................      219,000       53,000           --
  Principal payments on long-term debt.....................................           --           --      (25,000)
  Loan to KSOP.............................................................           --       (9,997)          --
  Net proceeds from sale of common stock...................................           13          196           72
                                                                             -----------  -----------  -----------
      Net cash provided by (used in) financing activities..................      149,692      106,634      (19,042)
                                                                             -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................      160,005      (36,607)     (57,188)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................        1,971       38,578       95,766
                                                                             -----------  -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR...................................  $   161,976  $     1,971  $    38,578
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

CASH PAID DURING THE YEAR FOR:
  Interest.................................................................  $    31,677  $    27,268  $    19,666
  Income taxes.............................................................        9,010       17,884       29,394

          See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                           RETAINED
                                          COMMON STOCK       ADDITIONAL    EARNINGS                      COMMON         TOTAL
                                     ----------------------   PAID-IN    (ACCUMULATED    DEFERRED         STOCK      STOCKHOLDERS'
                                      SHARES      AMOUNT      CAPITAL      DEFICIT)    COMPENSATION   SUBSCRIPTIONS     EQUITY
                                     ---------  -----------  ----------  ------------  -------------  -------------  ------------
January 1, 1994....................     34,230   $     342   $  253,768   $   73,457     $              $  (4,973)    $  322,594
Net earnings.......................                                           17,382                                      17,382
Other, including exercise of stock
  options and related tax
  benefit..........................         17          --          300                                                      300
                                     ---------       -----   ----------  ------------  -------------  -------------  ------------
December 31, 1994..................     34,247         342      254,068       90,839                       (4,973)       340,276

Net loss...........................                                         (135,750)                                   (135,750)
Other, including exercise of stock
  options and related tax
  benefit..........................         50           1          670                                                      671
Loan to KSOP.......................                                                         (9,997)                       (9,997)
Amortization of deferred
  compensation and adjustment to
  fair market value of KSOP shares,
  net of related tax benefit.......                                (388)                       999                           611
                                     ---------       -----   ----------  ------------  -------------  -------------  ------------
December 31, 1995..................     34,297         343      254,350      (44,911)       (8,998)        (4,973)       195,811

Net loss...........................                                         (193,738)                                   (193,738)
Other, including exercise of stock
  options and related tax
  benefit..........................          5          --           13                                                       13
Amortization of deferred
  compensation and adjustment to
  fair market value of KSOP shares,
  net of related tax benefit.......                                (467)                     1,000                           533
                                     ---------       -----   ----------  ------------  -------------  -------------  ------------
December 31, 1996..................     34,302   $     343   $  253,896   $ (238,649)    $  (7,998)     $  (4,973)    $    2,619
                                     ---------       -----   ----------  ------------  -------------  -------------  ------------
                                     ---------       -----   ----------  ------------  -------------  -------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC") and its wholly-owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly-owned subsidiaries, after elimination of all material intercompany balances and transactions. MSC and MGI are collectively referred to as the "Company." The Company's foreign operations in the United Kingdom and resulting foreign currency translation adjustments have not been material. The preparation of the accompanying consolidated financial statements required management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

    BUSINESS. The Company operates principally in the United States and is engaged in one industry segment as a specialty retailer of home entertainment products, including prerecorded music, prerecorded video, books, computer software and related accessories. The Company's two principal business categories are non-mall based full-media low-price superstores operating under the names Media Play and On Cue and mall based music and video sell-through stores operating under the names Sam Goody, Musicland and Suncoast Motion Picture Company. At December 31, 1996, the store count consisted of 245 non-mall stores and 1,199 mall stores, with 5.2 million total store square footage in non-mall stores and 4.3 million total store square footage in mall stores. The Company operated 1,466 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the Virgin Islands and the United Kingdom at December 31, 1996.

    SUMMARY OF SIGNIFICANT RISKS AND UNCERTAINTIES AND GOING CONCERN
ASSESSMENT. The market for prerecorded music and video, books, computer software and related accessories continues to be highly competitive. The number of stores and types of competitors have increased significantly over the past few years, including non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely impact the performance of both the Company's non-mall and mall stores. Further, consumers have more home entertainment options available with the increasing penetration of personal computers into homes, while industry growth in prerecorded music sales has slowed due to the lack of strong product releases. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future.

    The Company has experienced diminishing liquidity as a result of the challenging retail sales environment and the negative impact of underperforming existing stores and new Media Play stores opened in 1995 and 1996, particularly those performing below expectations. During 1996, the Company experienced difficulty in obtaining shipments from certain vendors, primarily due to concerns about the Company's liquidity. In the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to reduced payment terms on new purchases. Because these understandings are voluntary on the part of the vendors and will continue at their sole discretion, there can be no assurance that the Company will continue to receive adequate product from its vendors on acceptable credit terms. Should any or all of these vendors demand payment of the deferred balances, there can be no assurance that the Company will be able to obtain adequate financing to make such payment.

    In April and October of 1996, the Company obtained amendments to its credit agreement. The April amendment modified certain existing covenants and added financial covenants while the October amendment waived the additional financial covenants and further modified certain existing covenants

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) through March 30, 1997. In March 1997, the Company obtained waivers of certain financial covenants and technical defaults under the credit agreement through May 29, 1997. Without the waivers in October 1996 and March 1997, the Company would have been in default under the credit agreement in the fourth quarter of 1996 and the first quarter of 1997. See Note 4 and Note 10.

    The Company is currently in negotiations with its banks to obtain an amendment to its credit agreement that will modify or provide additional flexibility in the covenants and provide additional financing under a term facility. If an amendment is not obtained by May 29, 1997, when the waivers under the credit agreement expire, the Company will be in default and the banks could demand repayment of all amounts outstanding under the revolver. There can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on acceptable terms.

    Management implemented programs during 1996 to improve profitability, reduce inventory levels and increase inventory turnover. More focused marketing and advertising programs were instituted in late 1996. The Company slowed store expansion to focus on improving performance in its existing stores and recorded pretax restructuring charges totaling $75,000 to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The Company also evaluated goodwill for impairment in 1995 and 1996 and recorded a write-down of $138,000 in 1995 and a write-down of the remaining balance of $95,253 in 1996. See Note 2 and Note 3.

    The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms and to obtain sufficient financing to meet its liquidity needs, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income. Any of these factors, alone or in combination, could affect the Company's ability to meet its financial covenants and to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    CASH EQUIVALENTS. Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates market value. Restricted cash amounts are not material.

    CASH MANAGEMENT. The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not presented for payment to the bank are reflected as checks drawn in excess of bank balances in the accompanying consolidated financial statements.

    INVENTORIES. Inventories are valued at the lower of cost or market. Cost is determined using the retail inventory method, on the first-in, first-out (FIFO) basis.

    PROPERTY. Property consists principally of store leasehold improvements, fixtures and other equipment and is stated at cost. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of ten years, which is generally equal to or less than the lease term. Store fixtures and other equipment are depreciated on a straight-line basis over their estimated useful lives. When assets are

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) sold or retired, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Depreciation and amortization expense for property was $41,763, $39,653 and $29,816 for the years ended December 31, 1996, 1995 and 1994, respectively.

    GOODWILL. Goodwill represents the cost in excess of fair value of net assets of businesses acquired and primarily resulted from the acquisition of MGI by MSC in 1988. The carrying amount of goodwill is evaluated if facts and circumstances indicate that it may be impaired. If an evaluation is required, the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period would be compared to the carrying amount of goodwill to determine if a write-down is required. In December 1996, the Company recorded a write-down of $95,253, which represented the remaining carrying amount of goodwill. In August 1995, the Company recorded a write-down of $138,000. Prior to the August 1995 write-down, goodwill was amortized using the straight-line method over a forty year period. During 1996, goodwill was amortized using the straight-line method over the remaining life of 33 years. Accumulated amortization at December 31, 1995 was $1,002.

    DEBT ISSUANCE COSTS. Debt issuance costs are amortized over the terms of the related financing using the interest method.

    STORE OPENING AND ADVERTISING COSTS. Costs associated with store openings are amortized over expected sales to the end of the fiscal year in which the store opens. Advertising costs are charged to expense as they are incurred.

    STOCK-BASED COMPENSATION. Compensation for employee stock options is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company's plans are fixed stock option plans and, accordingly, the Company has not recognized compensation expense. See Note 7 for pro forma disclosures as if the fair value method of accounting for stock options had been used.

    INCOME TAXES. The provision for deferred income taxes represents the tax effects of differences in the timing of income and expense recognition for tax and financial reporting purposes under the liability method of accounting. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    EARNINGS (LOSS) PER COMMON SHARE. Earnings (loss) per common share amounts are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. For purposes of earnings (loss) per share computations, shares of common stock under the Company's employee stock ownership plan, established in the third quarter of 1995, are not considered outstanding until they are committed to be released. Common stock equivalents related to stock options are anti-dilutive in 1996 and 1995 due to the net losses. Common stock equivalents related to stock options which would have a dilutive effect based upon current market prices had no material effect on net earnings per common share in 1994.

    RECENTLY ISSUED ACCOUNTING STANDARDS. Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of this statement will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents have had no material effect on earnings per share amounts.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  WRITE-DOWN OF GOODWILL

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

    Since the beginning of 1995, the music division has been experiencing sales declines. These sales declines resulted from general declines in customer traffic in malls, the increase in high-volume, low-price superstores and the lack of strong music product releases. While the Company's mall based music stores have responded with increased promotional pricing and lower prices, they are at a competitive disadvantage to non-mall stores because of their higher cost structure, principally related to occupancy costs. The Company updated its operating projections for the music division during the third quarter of 1995 and again in the fourth quarter of 1996 to reflect the continued weak retail environment and competitive pricing. An analysis of the projected undiscounted future cash flows indicated impairment had occurred. A goodwill write-down of $138,000 was recorded in August 1995 based on an estimated fair value of the music division determined primarily from a range of valuations based on the operating projections and future discounted cash flows. In December 1996, a write-down of the remaining goodwill of $95,253 was recorded and was based on an estimated fair value determined from updated future discounted cash flows of the music division and other significant market factors related to the Company.

3.  RESTRUCTURING CHARGES

    During 1996, the Company implemented programs designed to improve profitability and increase inventory turnover. Pretax restructuring charges of $35,000 and $40,000 were recorded in the first and fourth quarters of 1996, respectively. These charges reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The store closings include 79 mall stores and 36 non-mall stores. The Company completed 53 of these store closings through December 31, 1996 and will have closed the distribution facility and an additional 61 stores by March 31, 1997. The restructuring charges include $41,100 of estimated cash expenditures, primarily consisting of estimated payments to landlords for the early termination of operating leases and estimated legal and consulting fees, and $33,900 for estimated non-cash write-downs of leasehold improvements and certain equipment, net of unamortized lease credits. In 1996, $41,000 of the restructuring reserve had been utilized, consisting of $24,100 of cash payments and $16,900 of non-cash charges.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

                                                                          YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                        1996        1995        1994
                                                                     ----------  ----------  ----------
REVOLVER DATA IS AS FOLLOWS:
Revolver borrowings at year end....................................  $  272,000  $   53,000  $       --
Average daily revolver borrowings..................................     289,700     254,000     128,600
Highest total revolver borrowings..................................     333,000     350,000     216,000
Weighted average interest rates:
  Based on average daily borrowings................................        7.56%       7.13%       6.38%
  At year end, excluding facility fee rate.........................        7.26        7.12         N/A

    The Company's bank credit agreement, as amended in October 1996 and in the absence of any default, provides for a revolving credit facility and expires in October 1999. Borrowings under the revolving credit facility are at variable interest rates and are available up to a maximum of the lesser of 50% to 60% of eligible inventory or $275,000 during the period from December 20, 1996 through September 11, 1997, or $300,000 thereafter. The credit agreement also requires payment of a facility fee at an annual rate of 0.15% to 0.50% on the maximum credit amount available, subject to adjustment based on the Company's credit rating. The Company is currently at the maximum facility fee rate of 0.50 % based on its current credit rating. The Company has pledged the common stock of certain of its wholly owned subsidiaries as collateral for borrowings under the credit agreement.

    The Company's credit agreement contains covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. Additionally, the Company must meet financial covenants relating to fixed charge coverage, consolidated tangible net worth and debt to total capitalization. In April and October of 1996, the Company obtained amendments to its credit agreement. The April amendment modified certain existing covenants and added financial covenants. The additional financial covenants required the Company to meet certain debt and trade payables to eligible inventory ratios and to make an annual one day clean-down of outstanding revolver borrowings. The initial one day clean-down was to occur during the period from December 15, 1996 to February 15, 1997. The October amendment waived these additional financial covenants and further modified certain existing covenants through March 30, 1997.

    In March 1997, the Company obtained an agreement from its banks to waive certain financial covenants and technical defaults through May 29, 1997. Without the waivers in October 1996 and March 1997, the Company would have been in default of the financial covenants related to the debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement during the fourth quarter of 1996 and the first quarter of 1997. Additionally, the terms of an amendment to an operating lease with a special purpose entity formed for the purpose of purchasing land and constructing three of the Company's Media Play stores using secured financing required consolidation of that entity as of October 1996, the date of the amendment. This consolidation caused the Company to be in technical default of the covenants of the credit agreement restricting additional debt, liens and the amount of capital spending. The waiver in March 1997 permitted the additional debt and the related lien and capital spending.

    The Company is currently in negotiations with its banks to obtain an amendment to its credit agreement that will modify or provide additional flexibility in the covenants and provide additional financing under a term facility. If an amendment is not obtained by May 29, 1997, when the waivers under

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (CONTINUED) the credit agreement expire, the Company will be in default and the banks could demand repayment of all amounts outstanding under the revolver. The Company had been in negotiations with a potential equity investor; however, those negotiations have terminated. There can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on acceptable terms.

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
LONG-TERM DEBT CONSISTS OF THE FOLLOWING:
Mortgage note payable, variable interest rates..................................  $   14,599  $       --
9% senior subordinated notes, unsecured, due 2003...............................     110,000     110,000
                                                                                  ----------  ----------
  Total.........................................................................     124,599     110,000
Less current maturities.........................................................       2,060          --
                                                                                  ----------  ----------
  Total long-term debt..........................................................  $  122,539  $  110,000
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The mortgage note payable is collateralized by land, buildings and certain fixtures of three of the Company's Media Play stores with an aggregate carrying value, including additional building improvements, of $14,537 at December 31, 1996. The mortgage note payable and related agreements, as amended in October 1996, require a principal payment of $2,060 in March 1997 with the balance due at the end of either the original term in May 2000 or the one year renewal term in May 2001. Interest and facility fees are payable monthly. The interest rate, inclusive of the facility fee rate, was 7.92% at December 31, 1996.

    The senior subordinated notes are subordinate to borrowings under the credit agreement, with interest payable semi-annually. The debt agreement for the senior subordinated notes contains financial covenants and the Company was in compliance with such covenants at December 31, 1996.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  INCOME TAXES

                                                                           YEARS ENDED DECEMBER 31,
                                                                        ------------------------------
                                                                          1996       1995       1994
                                                                        --------   --------   --------
INCOME TAXES CONSIST OF:
Current:
  Federal.............................................................  $(18,300)  $  7,395   $ 18,900
  State, local and other..............................................    (1,400)     1,200      4,300
                                                                        --------   --------   --------
                                                                         (19,700)     8,595     23,200
                                                                        --------   --------   --------
Deferred:
  Federal.............................................................    (1,000)    (3,200)    (5,000)
  State, local and other..............................................     1,500       (200)    (1,100)
                                                                        --------   --------   --------
                                                                             500     (3,400)    (6,100)
                                                                        --------   --------   --------
    Total.............................................................  $(19,200)  $  5,195   $ 17,100
                                                                        --------   --------   --------
                                                                        --------   --------   --------
THE COMPANY'S EFFECTIVE INCOME TAX RATE DIFFERED FROM THE FEDERAL
  STATUTORY RATE AS FOLLOWS:
Federal statutory tax rate............................................     (35.0)%    (35.0)%     35.0%
Goodwill amortization and write-down..................................      16.2       38.5        7.3
State and local income taxes, net of federal benefit..................        --        0.5        6.0
Valuation allowance...................................................       9.3         --         --
Other items, net*.....................................................       0.5         --        1.3
                                                                        --------   --------   --------
  Effective income tax rate...........................................      (9.0)%      4.0%      49.6%
                                                                        --------   --------   --------
                                                                        --------   --------   --------

--------------------------

* None of which individually exceeds 5% of federal tax at the statutory rate on earnings (loss) before income taxes.

                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                      1996        1995
                                                                                   ----------  ----------
COMPONENTS OF DEFERRED INCOME TAXES ARE AS FOLLOWS:
Net current deferred tax asset:
  Capitalized inventory costs....................................................  $    5,880  $    5,877
  Inventory valuation............................................................       5,564       5,012
  Compensation related...........................................................       2,601       2,264
  Restructuring charges..........................................................      14,388          --
  Facility closings..............................................................       1,883       2,251
  Other accruals.................................................................       2,103       1,562
  Other, net.....................................................................         581         434
                                                                                   ----------  ----------
    Total current deferred income taxes..........................................      33,000      17,400
  Valuation allowance............................................................     (21,200)         --
                                                                                   ----------  ----------
    Net current deferred income taxes............................................  $   11,800  $   17,400
                                                                                   ----------  ----------
                                                                                   ----------  ----------

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  INCOME TAXES (CONTINUED)

                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                      1996        1995
                                                                                   ----------  ----------
Net noncurrent deferred tax asset (liability):
  Depreciation...................................................................  $  (20,901) $  (25,096)
  Rent expense...................................................................      17,651      19,572
  Amortization of intangible assets..............................................      (2,011)     (2,034)
  Net pension liability..........................................................         881         807
  Other, net.....................................................................         (49)        551
  Alternative minimum tax credit.................................................       8,929       2,300
                                                                                   ----------  ----------
    Total noncurrent deferred income taxes.......................................       4,500      (3,900)
  Valuation allowance............................................................      (3,300)         --
                                                                                   ----------  ----------
    Net noncurrent deferred income taxes.........................................  $    1,200  $   (3,900)
                                                                                   ----------  ----------
                                                                                   ----------  ----------

    Due to the loss incurred in 1996 and uncertainty of future earnings, current deferred income taxes and the noncurrent alternative minimum tax credit have been reduced by valuation allowances at December 31, 1996 to approximate the remaining recoverable income taxes after carryback of the 1996 taxable loss.

6.  EMPLOYEE BENEFIT PLANS

    The Company has a non-contributory, defined benefit pension plan covering certain employees. Retirement benefits are a function of both years of service and the level of compensation. The Company's funding policy is to make an annual contribution equal to or exceeding the minimum required by the Employee Retirement Income Security Act of 1974. Effective December 31, 1991, participation in the pension plan was frozen for employees hired on or after July 1, 1990. The Company established a defined contribution plan in 1992 for those employees.

                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                        1996       1995
                                                                                      ---------  ---------
PENSION DATA HAVE BEEN COMPUTED BASED ON THE FOLLOWING ASSUMPTIONS:
Discount rate for benefit obligations...............................................       7.75%      7.50%
Rate of increase for future compensation levels.....................................       5.50       5.50
Expected long-term rate of return on plan assets....................................       8.50       8.50

THE FUNDED STATUS OF THE PENSION PLAN AND THE RELATED AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEETS WERE AS FOLLOWS:
Funded assets at fair value (primarily listed stocks and U.S. bonds)................  $   9,468  $   9,289
Projected benefit obligation:
  Vested benefits...................................................................     (9,604)    (9,141)
  Non-vested benefits...............................................................         --       (142)
                                                                                      ---------  ---------
  Accumulated benefit obligation....................................................     (9,604)    (9,283)
  Projected future salary increases.................................................         --        (47)
                                                                                      ---------  ---------
  Projected benefit obligation......................................................     (9,604)    (9,330)
                                                                                      ---------  ---------
Projected benefit obligation in excess of assets....................................       (136)       (41)
Net unamortized gains...............................................................     (2,273)    (1,983)
                                                                                      ---------  ---------
  Net pension liability.............................................................  $  (2,409) $  (2,024)
                                                                                      ---------  ---------
                                                                                      ---------  ---------

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The increase in the discount rate at December 31, 1996 decreased the accumulated benefit obligation and the projected benefit obligation by $456. The Company has been evaluating on a year to year basis the continuation of benefit accruals under the pension plan. Accordingly, the projected benefit obligation approximated the accumulated benefit obligation at December 31, 1996 and 1995.

                                                                             YEARS ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1996       1995       1994
                                                                          ---------  ---------  ---------
THE COMPONENTS OF NET PENSION EXPENSE WERE AS FOLLOWS:
Service cost for benefits earned........................................  $     446  $     260  $     407
Interest cost on projected benefit obligation...........................        715        631        648
Actual return on plan assets............................................       (597)    (1,814)       512
Net amortization and deferred amounts...................................       (179)     1,130     (1,225)
                                                                          ---------  ---------  ---------
  Net pension expense...................................................  $     385  $     207  $     342
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    The Company has a 401(k) plan, which is based on contributions made through payroll deductions and partially matched by the Company, covering substantially all employees. Beginning in 1996, the Company's matching contribution to the 401(k) plan is paid in stock of MSC under an employee stock ownership plan ("KSOP"). The Company may also, at its discretion, make a supplemental cash matching contribution. In 1995, to establish the KSOP, the Company made a loan to the KSOP trust for the purchase of 1,042,900 shares of the Company's common stock in the open market. In exchange, the Company received a note, the balance of which is recorded as deferred compensation and is reflected as a reduction of stockholders' equity. The Company recognizes compensation expense during the period the match is earned equal to the expected market value of the shares to be released to settle the match liability. The number of KSOP shares committed to be released was 104,290 at December 31, 1996 and 1995. At December 31, 1996 and 1995, the number of shares held in suspense was 834,320 and 938,610, respectively, and the market value of the shares held in suspense was $1,251 and $3,989, respectively.

    Expenses for the 401(k) and defined contribution plans for the years ended December 31, 1996, 1995 and 1994 totalled $354, $570 and $591, respectively. Expenses for postemployment benefits were not material. The Company does not offer or provide postretirement benefits other than pensions to its employees.

7.  STOCK PLANS

    The Company's 1994, 1992 and 1988 Stock Option Plans authorize the grant of stock options and stock appreciation rights to officers and other key employees. The Company's Directors Stock Option Plan authorizes the grant of stock options to its directors who are not employees of the Company or its affiliates. The number of shares of common stock that may be issued to employees and directors under each of these plans is 950,000 shares, 1,500,000 shares, 1,000,000 shares and 200,000 shares, respectively. The stock options become exercisable over a period not to exceed ten years after the date they are granted. Exercise prices are based upon the stock's market price at the grant date. The employee and director stock options generally vest over a period of four to five years. No stock appreciation rights were outstanding as of December 31, 1996. In 1996, the Company adopted Financial Accounting Standards board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), for disclosure purposes only.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  STOCK PLANS (CONTINUED)

    A SUMMARY OF THE STATUS OF THE COMPANY'S EMPLOYEE STOCK OPTION PLANS AS OF DECEMBER 31, 1996, 1995 AND 1994 AND CHANGES DURING THE YEARS THEN ENDED IS PRESENTED BELOW:

                                                   1996                       1995                       1994
                                         -------------------------  -------------------------  -------------------------
                                                        WEIGHTED                   WEIGHTED                   WEIGHTED
                                                         AVERAGE                    AVERAGE                    AVERAGE
                                                        EXERCISE                   EXERCISE                   EXERCISE
                                            SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                         ------------  -----------  ------------  -----------  ------------  -----------
Outstanding at beginning
  of year..............................     1,847,984   $   10.49      1,708,916   $   11.89      1,588,250   $   11.65
Granted................................     1,023,973        2.30        393,350        7.82        215,000       14.37
Exercised..............................        (5,000)       2.50        (50,100)       3.93        (17,206)       4.20
Cancelled..............................      (230,663)      11.26       (204,182)      18.73        (77,128)      15.41
                                         ------------               ------------               ------------
Outstanding at end
  of year..............................     2,636,294        7.25      1,847,984       10.49      1,708,916       11.89
                                         ------------               ------------               ------------
                                         ------------               ------------               ------------
Options exercisable
  at year end..........................       958,916                    800,838                    605,762
                                         ------------               ------------               ------------
                                         ------------               ------------               ------------
Options available for
  future grant.........................       631,750                  1,425,060                  1,612,046
                                         ------------               ------------               ------------
                                         ------------               ------------               ------------
Weighted average fair
  value of options granted
  during the year......................  $       1.32               $       4.37
                                         ------------               ------------
                                         ------------               ------------

    THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT EMPLOYEE STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1996:

                                                      OPTIONS OUTSTANDING
                                            ---------------------------------------   OPTIONS EXERCISABLE
                                                            WEIGHTED                 ----------------------
                                                             AVERAGE      WEIGHTED                WEIGHTED
                                                            REMAINING      AVERAGE                 AVERAGE
                                              NUMBER       CONTRACTUAL    EXERCISE     NUMBER     EXERCISE
         RANGE OF EXERCISE PRICES           OUTSTANDING       LIFE          PRICE    EXERCISABLE    PRICE
------------------------------------------  -----------  ---------------  ---------  -----------  ---------
$ 1.500 to $ 2.5625.......................     820,299           7.35     $   2.073     287,384   $   2.500
  3.000 to   4.5000.......................     691,350           7.47         3.454     257,850       4.500
  6.625 to   9.8750.......................     352,195           8.68         7.664      17,198       6.625
 12.875 to  21.7500.......................     772,450           6.36        15.965     396,484      15.321
                                            -----------                              -----------
                                             2,636,294                                  958,916
                                            -----------                              -----------
                                            -----------                              -----------

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  STOCK PLANS (CONTINUED)
    A SUMMARY OF THE STATUS OF THE COMPANY'S DIRECTORS STOCK OPTION PLANS AS OF DECEMBER 31, 1996, 1995 AND 1994 AND CHANGES DURING THE YEARS THEN ENDED IS PRESENTED BELOW:

                                                           1996                    1995                    1994
                                                  ----------------------  ----------------------  ----------------------
                                                              WEIGHTED                WEIGHTED                WEIGHTED
                                                               AVERAGE                 AVERAGE                 AVERAGE
                                                              EXERCISE                EXERCISE                EXERCISE
                                                   SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Outstanding at beginning
  of year.......................................     45,000   $   11.90      40,000   $   12.22      40,000   $   12.22
Granted.........................................         --                   5,000                      --
                                                  ---------               ---------               ---------
Outstanding at end
  of year.......................................     45,000       11.90      45,000       11.90      40,000       12.22
                                                  ---------               ---------               ---------
                                                  ---------               ---------               ---------
Options exercisable
  at year end...................................     45,000       11.90      40,000       12.22      40,000       12.22
                                                  ---------               ---------               ---------
                                                  ---------               ---------               ---------
Options available for
  future grant..................................     35,000                  35,000                  40,000
                                                  ---------               ---------               ---------
                                                  ---------               ---------               ---------

    Exercise prices under the director stock option plan range from $9.375 to $12.50 and the weighted average remaining contractual life of the outstanding options is 6.36 years. The weighted average fair value of options granted in 1995 was $5.34.

    PRO FORMA DISCLOSURES OF NET LOSS AND NET LOSS PER COMMON SHARE AS IF THE FAIR VALUE BASED METHOD OF ACCOUNTING FOR STOCK OPTIONS UNDER STATEMENT NO. 121 HAD BEEN APPLIED ARE AS FOLLOWS:

                                                                                 1996         1995
                                                                              -----------  -----------
Net loss                          As reported...............................  $  (193,738) $  (135,750)
                                  Pro forma.................................  $  (194,394) $  (135,850)
Net loss per common share         As reported...............................  $     (5.80) $     (4.00)
                                  Pro forma.................................  $     (5.82) $     (4.01)

    The fair value of the employee and director options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.17% and 6.31%; expected volatility of 45% and 49%; expected life of seven years for both years; and no dividend yields for either year.

    Statement No. 123 does not apply to option grants prior to 1995. Additionally, options vest over several years and additional stock option grants are anticipated in the future. Accordingly, the pro forma disclosures may not be representative of the effects on net earnings (loss) in future years.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  COMMON STOCK SUBSCRIPTIONS

    Certain members of management of the Company own 1,991,308 shares of common stock with restrictions ("Restricted Stock") at $0.0025 per share. The Restricted Stock is not transferable until the Company is paid the balance of the subscription price of $2.4975 or $4.4975 per share. The amount of subscriptions due from the holders of Restricted Stock upon transfer is reflected as a reduction of stockholders' equity.

9.  PREFERRED STOCK PURCHASE RIGHTS

    In March 1995, the Company's Board of Directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right ("Right") per share for each outstanding share of common stock. The Rights will be distributed 20 days after a person or group (an "Acquiring Person") either acquires beneficial ownership of, or commences a tender or exchange offer for, 17.5% or more of the Company's outstanding common stock.

    Each Right then may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value (the "Preferred Shares"), at an exercise price of $70.00 per one-hundredth Preferred Share. Thereafter, upon the occurrence of certain events, the Rights entitle holders other than the Acquiring Person to acquire common stock having a value of twice the exercise price of the Rights. Alternatively, upon the occurrence of certain other events, the rights would entitle holders other than the Acquiring Person to acquire common stock of the Acquiring Person having a value of twice the exercise price of the Rights.

    The Rights may be redeemed by the Company at a redemption price of $.001 per Right at any time until the 20th day after a public announcement of an acquisition of 17.5% or more of the common stock of the Company. The Rights expire on March 20, 2005.

10. COMMITMENTS

    The Company leases most of its retail stores and certain office and warehouse facilities under operating leases for terms ranging from three to twenty-five years. Certain store leases provide the Company with an early cancellation option if sales for a designated period do not reach a specified level as defined in the lease. In most instances, the Company pays, in addition to minimum rent, real estate taxes, utilities, common area maintenance costs and percentage rentals which are based upon sales volume. Certain store leases contain provisions restricting assignment, merger, change of control or transfer. The Company also leases certain store fixtures and equipment, computers, and automobiles under operating leases.

    The Company's distribution facility in Franklin, Indiana is under an operating lease with a special purpose entity that contains an original term of four years, a one year renewal option and purchase options at the end of the original and renewal periods. The lease contains a residual value guarantee in an amount not to exceed $24,900 at the end of the original lease term in March 1999 and $25,650 at the end of the renewal term in March 2000. The lease also contains certain financial covenants. The write-down of goodwill in 1995 followed by an additional write-down of the remaining goodwill balance on December 31, 1996 caused the Company to be in default of the financial covenant related to the maximum total liabilities to total stockholders' equity ratio on December 31, 1996. The operating lease was executed in March 1994 and, accordingly, this covenant ratio did not anticipate the impact on stockholders' equity of any goodwill write-down. The Company is working with the parties to the operating lease to obtain a waiver to adjust the covenant ratio for the effect of the goodwill write-downs taken in 1996 and 1995. However, there can

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. COMMITMENTS (CONTINUED)
be no assurance that the Company will be able to obtain such a waiver or that alternative sources of financing for the distribution facility would be available if the waiver is not obtained.

AT DECEMBER 31, 1996, FUTURE ANNUAL MINIMUM RENTALS FOR
  NONCANCELLABLE OPERATING LEASES WITH REMAINING FIXED TERMS
  GREATER THAN ONE YEAR ARE:
    1997.....................................................  $ 145,525
    1998.....................................................    142,907
    1999.....................................................    155,748
    2000.....................................................    116,400
    2001.....................................................     93,075
    Thereafter...............................................    343,609
                                                               ---------
      Total..................................................  $ 997,264
                                                               ---------
                                                               ---------

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1996        1995        1994
                                                           ----------  ----------  ----------
TOTAL RENT EXPENSE CONSISTS OF THE FOLLOWING:
Minimum cash rents.......................................  $  166,308  $  148,736  $  120,118
Straight-line recognition of leases with scheduled rent
  increases..............................................       3,152       7,304       4,892
Percentage rents.........................................       1,733       2,000       3,408
                                                           ----------  ----------  ----------
  Total rent expense.....................................  $  171,193  $  158,040  $  128,418
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

11. RELATED PARTY TRANSACTIONS

    Donaldson, Lufkin & Jenrette, Inc. ("DLJ") and certain of its affiliates, excluding DLJ employees, owned approximately 6.9% of the Company's common stock at December 31, 1996. DLJ acts as a market maker in the Company's senior subordinated notes.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets at December 31, 1996 and 1995 for cash and cash equivalents, other current assets, checks drawn in excess of bank balances, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. As the interest rate on the long-term debt is reset monthly based on current market rates, the carrying value of the mortgage note payable approximates fair value. The fair value of the revolver at December 31, 1996 and 1995, based on current market rates, was $217,600 and $45,050, respectively. The fair value of the senior subordinated notes at December 31, 1996 and 1995, based on the last quoted price on those dates, was $50,600 and $66,000, respectively.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
OTHER CURRENT LIABILITIES CONSIST OF THE FOLLOWING:
Income taxes(1).......................................................  $       --  $   10,351
Payroll and related taxes and benefits................................      19,598      18,183
Gift certificates payable.............................................      32,792      28,716
Sales taxes payable...................................................      19,924      19,694
Accrued store expenses and other......................................      28,552      31,511
                                                                        ----------  ----------
    Total.............................................................  $  100,866  $  108,455
                                                                        ----------  ----------
                                                                        ----------  ----------

OTHER LONG-TERM LIABILITIES CONSIST OF THE FOLLOWING:
Straight-line recognition of leases with scheduled rent increases.....  $   36,442  $   35,915
Deferred rent credits.................................................      14,651      11,882
Other.................................................................       5,133       4,825
                                                                        ----------  ----------
    Total.............................................................  $   56,226  $   52,622
                                                                        ----------  ----------
                                                                        ----------  ----------

------------------------

(1) Other current assets at December 31, 1996 include net income taxes refundable of $18,657.

14. SUPPLEMENTAL CASH FLOW INFORMATION

    In May 1995, the Company entered into an operating lease with a special purpose entity for the purpose of purchasing land and constructing three of the Company's Media Play stores using secured long-term financing. The land, buildings and certain fixtures, which had an aggregate cost of $14,395 at December 31, 1996, together with the related mortgage note payable and deferred financing credits totaling $14,599 at December 31, 1996, were recorded on the Company's books after the terms of an amendment to the operating lease required consolidation of the special purpose entity as of October 1996, the date of the amendment.

15. LITIGATION

    The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    EARNINGS     COMMON STOCK PRICE
                                                          NET      (LOSS) PER
                                            GROSS      EARNINGS      COMMON     --------------------
                               SALES        PROFIT      (LOSS)        SHARE       HIGH        LOW
                            ------------  ----------  -----------  -----------  ---------  ---------
1996:
  First...................  $    383,570  $  129,833  $   (52,636)  $   (1.58)  $   4 3/4  $       2
  Second..................       372,410     126,582      (24,080)      (0.72)      5 1/4      3 1/8
  Third...................       366,634     127,702      (24,201)      (0.72)      3 5/8      1 3/8
  Fourth..................       698,980     227,642      (92,821)      (2.77)          2      1 1/4
                            ------------  ----------  -----------  -----------
    Total.................  $  1,821,594  $  611,759  $  (193,738)  $   (5.80)
                            ------------  ----------  -----------  -----------
                            ------------  ----------  -----------  -----------

1995:
  First...................  $    346,360  $  122,244  $    (6,314)  $   (0.18)  $  10 3/4  $   6 3/4
  Second..................       331,720     123,372       (7,531)      (0.22)     10 5/8      8 7/8
  Third...................       357,585     131,317     (144,550)      (4.28)         11      8 1/4
  Fourth..................       686,907     229,137       22,645        0.68          10      3 3/4
                            ------------  ----------  -----------  -----------
    Total.................  $  1,722,572  $  606,070  $  (135,750)  $   (4.00)
                            ------------  ----------  -----------  -----------
                            ------------  ----------  -----------  -----------

    The three months ended December 31, 1996 and September 30, 1995 include goodwill write-downs of $95,253, or $2.85 per share, and $138,000, or $4.09 per share, respectively.

    The three months ended March 31, 1996 and December 31, 1996 include pretax restructuring charges of $35,000 and $40,000, respectively.

    The total of earnings (loss) per common share by quarter may not equal the total for the year as there are changes in the weighted average number of common shares outstanding each quarter and earnings (loss) per common share is calculated independently for each quarter.

    Quarterly financial data for 1996 has been adjusted to reflect the effect of the deferred tax valuation allowance in each quarter. See Note 5.

                                 EXHIBIT INDEX

    The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1996.

                                                                                                          SEQUENTIAL
EXHIBIT NO.                                          DESCRIPTION                                           PAGE NO.
------------  -----------------------------------------------------------------------------------------  -------------
     3.1      Restated Certificate of Incorporation of MSC, as amended.................................       [i]

     3.2      By-laws of MSC, as amended...............................................................      [ii]

     4.1      Senior Subordinated Note Indenture, including form of Note, dated as of June 15, 1993 among MGI, MSC and Bank One Columbus, N.A. as successor Trustee to Harris Trust and
                Savings Bank...........................................................................      [iii]

      4.2(a)  Credit Agreement dated as of October 7, 1994 (the "Credit Agreement") among MGI, MSC, the
                banks listed therein and Morgan Guaranty Trust Company of New York, as agent...........      [iv]

      4.2(b)  Amendment No. 1 dated as of February 28, 1995 to the Credit Agreement....................     [viii]

      4.2(c)  Amendment No. 2 dated as of April 9, 1996 to the Credit Agreement........................      [xi]

      4.2(d)  Amendment No. 3 dated as of October 18, 1996 to the Credit Agreement.....................     [xii]

      4.2(e)  Waiver and Agreements under Credit Agreement dated as of March 7, 1997 to the Credit
                Agreement..............................................................................       --

      4.3     Rights Agreement dated as of March 14, 1995, between MSC and Norwest Bank Minnesota,
                National Association, as Rights Agent..................................................      [v]

      9       Voting Trust Agreement among DLJ, certain of its affiliates, the Equitable Investors and
                Meridian Trust Company.................................................................      [i]

     10.1(a)  Lease Agreement dated March 31, 1994 between Shawmut Bank Connecticut, N.A. as Owner
                Trustee and Musicland Retail, Inc., as Lessee..........................................     [viii]

     10.1(b)  Participation Agreement dated March 31, 1994 among Musicland Retail, Inc., as Lessee,
                Shawmut Bank Connecticut, N.A. as Owner Trustee, Kleinwort Benson Limited, as Owner
                Participant, Lender and Agent and The Long-Term Credit Bank of Japan, Ltd. Chicago
                Branch, Credit Lyonnais Cayman Island Branch, The Fuji Bank, Limited, as Lenders.......     [viii]

     10.1(c)  Guaranty of MGI dated March 31, 1994.....................................................     [viii]

     10.2(a)  Master Lease dated May 12, 1995 between Media Play Trust, as Landlord, and Media Play,
                Inc., as Tenant........................................................................      [ix]

     10.2(b)  Participation Agreement dated May 12, 1995 among Natwest Leasing Corporation, as Owner
                Participant, Media Play Trust, As Trust, Yasuda Bank and Trust Company (U.S.A.), as
                Owner Trustee, National Westminster Bank PLC, as Agent and Lender, Media Play, Inc., as
                Tenant and the Long-Term Credit Bank of Japan, Ltd. Chicago Branch and The Yasuda Trust
                & Banking Company, Ltd., Chicago Branch, as Other Lenders..............................      [ix]

     10.2(c)  Amendment No. 1 dated as of April 9, 1996 to the Participation Agreement.................      [xi]

     10.2(d)  Lease Guaranty dated May 12, 1995 between MGI, as Guarantor, and Media Play Trust, as
                Landlord...............................................................................      [ix]

     10.2(e)  Amendment No. 1 dated as of April 9, 1996 to the Lease Guaranty..........................      [xi]

    *10.3(a)  Subscription Agreement among MSC and the Management Investors............................      [vi]

    *10.3(b)  Form of amendment to Management Subscription Agreement...................................      [i]

                                                                                                          SEQUENTIAL
EXHIBIT NO.                                          DESCRIPTION                                           PAGE NO.
------------  -----------------------------------------------------------------------------------------  -------------
   *10.4      Form of Registration Rights Agreement among MSC, DLJ and the Management Investors........      [vii]

    *10.5(a)  Employment Agreement with Mr. Eugster....................................................      [vi]

    *10.5(b)  Form of amendment to Employment Agreement with Mr. Eugster...............................      [i]

    *10.5(c)  Amendment No. 2 to Employment Agreement with Mr. Eugster.................................      [x]

    *10.6(a)  Form of Employment Agreement with Messrs. Benson and Ross................................      [vi]

    *10.6(b)  Amendment to Employment Agreement with Mr. Benson........................................       --

    *10.6(c)  Amendment to Employment Agreement with Mr. Ross..........................................       --

    *10.7(a)  Form of Employment Agreement with Messrs. Bausman and Henderson..........................      [vi]

    *10.7(b)  Form of amendment to Employment Agreements with Messrs. Bausman and Henderson............      [i]

    *10.7(c)  Amendment No. 2 to Employment Agreement with Mr. Bausman.................................      [x]

    *10.7(d)  Amendment No. 2 to Employment Agreement with Mr. Henderson...............................      [x]

    *10.8(a)  Change of Control Agreement with Mr. Eugster.............................................      [vi]

    *10.8(b)  Form of amendment to Change of Control Agreement with Mr. Eugster........................      [i]

    *10.8(c)  Amendment No. 2 to Change of Control Agreement with Mr. Eugster..........................      [x]

    *10.8(d)  Amendment No. 3 to Change of Control Agreement with Mr. Eugster..........................       --

    *10.9     Management Incentive Plan dated as of January 1, 1996....................................       --

    *10.10    1988 Stock Option Plan, as amended.......................................................      [i]

    *10.11    Stock Option Plan for Unaffiliated Directors of MSC, as amended..........................      [i]

    *10.12    1992 Stock Option Plan...................................................................      [i]

    *10.13    Musicland Stores Corporation 1994 Employee Stock Option Plan.............................     [viii]

    *10.14    Employment Letter Agreement with Mr. Johnson.............................................     [viii]

    *10.15  (a) Change of Control Agreement with Mr. Johnson.............................................     [x]

    *10.15  (b) Amendment No. 1 to Change of Control Agreement with Mr. Johnson..........................      --

    *10.16  (a) Change of Control Agreement with Messrs. Benson and Ross.................................     [vi]

    *10.16  (b) Amendment No. 1 to Change of Control Agreement with Mr. Benson...........................      --

    *10.16  (c) Amendment No. 1 to Change of Control Agreement with Mr. Ross.............................      --

    *10.17    Form of Executive Severance Agreement with Mr. Wachsman..................................       --

    *10.18    Long Term Incentive Plan dated as of January 1, 1996.....................................       --

    *10.19    Executive Officer Short Term Incentive Plan dated as of November 15, 1996................       --

     11       Statement re computation of per share earnings...........................................     [xiii]

     21       Subsidiaries of MSC......................................................................      [ii]

     23       Consent of Arthur Andersen LLP...........................................................       --

     27       Financial Data Schedules.................................................................       --

     99       Form 11-K for The Musicland Group's Capital Accumulation Plan............................     [xiv]

------------------------

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

 [x] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on April 12, 1996 (Commission File No. 1-11014.

 [xi] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarter period ended March 31, 1996 filed with the Commission on May 10, 1996 (Commission File No. 1-11014).

[xii] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarter period ended September 30, 1996 filed with the Commission on November 13, 1996 (Commission File No. 1-11014).

[xiii] Earnings (loss) per common share amounts are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. For purposes of earnings (loss) per share computations, shares of common stock under the Company's employee stock ownership plan, established in the third quarter of 1995, are not considered outstanding until they are committed to be released. Common stock equivalents related to stock options are anti-dilutive in 1996 and 1995 due to the net losses. Common stock equivalents related to stock options which would have a dilutive effect based upon current market prices had no material effect on net earnings per common share in years prior to 1995. Accordingly, this exhibit is not applicable to the Company.

[xiv] To be filed by amendment.

  * Indicates Management Contract or Compensatory Plan or Agreement required to be filed as an Exhibit to this form.