Form 10-K/A
period 1996-12-31
MUSICLAND STORES CORP
filed 1997-04-30
CIK 832995

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

(Mark one)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the fiscal year ended December 31, 1996

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 1-11014

                             MUSICLAND STORES CORPORATION
                (Exact name of Registrant as specified in its charter)

        DELAWARE                                           41-1623376
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

    10400 YELLOW CIRCLE DRIVE,
      MINNETONKA, MINNESOTA                                     55343
 (Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code:  (612) 931-8000

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------           ------------------------------------------
    Common stock, $.01 par value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

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

The only purpose of this amendment is to add Part III, Items 10 through 13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, originally filed April 11, 1997.

                                    PART III


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages and positions of the directors and executive officers of Musicland Stores Corporation (the "Company"). The directors and executive officers of the Company also hold the same respective positions with The Musicland Group, Inc. ("MGI"), the Company's operating subsidiary.



    NAME                         AGE                        POSITION(S)
Jack W. Eugster                  51    Chairman of the Board, President and Chief Executive Officer
                                       and Class III Director

Keith A. Benson                  53    President Mall Stores Division and Class II Director

Kenneth F. Gorman                58    Class I Director

William A. Hodder                65    Class III Director

Lloyd P. Johnson                 66    Class I Director

Josiah O. Low, III               57    Class I Director

Tom F. Weyl                      54    Class II Director

Michael W. Wright                58    Class III Director

Gilbert L. Wachsman              49    Vice Chairman

Gary A. Ross                     50    President, Superstores Division

Reid Johnson                     54    Executive Vice President of Finance and Administration
                                        and Chief Financial Officer

Marcia F. Appel                  46    Senior Vice President of Corporate Advertising, Partnership Marketing
                                        and Communications

Douglas M. Tracey                43    Senior Vice President of Distribution



         The Company's Restated Certificate of Incorporation provides that the Board of Directors shall consist of not more than nine nor fewer than five directors. The Board of Directors has established the number of directors to serve on the Board as eight. The directors are divided into three classes, designated as Class I, Class II and Class III, with staggered three-year terms of office. The terms of Class I, Class II and Class III directors expire in 1999, 1997 and 1998, respectively. At each annual meeting of shareholders, directors who are elected to succeed the class of directors whose terms expire at that meeting will be elected for three-year terms. Vacancies and newly created directorships resulting from an increase in the number of directors may be filled by a majority of the directors then in office, and the directors so chosen hold office until the next election of the class to which such directors belong. All current directors were previously elected by the Company's shareholders except William A. Hodder, who was elected by action of the Board of Directors.

         Executive Officers are elected by the Board of Directors and serve at its discretion.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS


         Jack W. Eugster has been a director of the Company since August 1988. He has been the Chairman of the Board, President and Chief Executive Officer of MGI since August 1986 and has served the Company in the same capacity since its acquisition of MGI in August 1988. Mr. Eugster joined MGI in 1980 as Executive Vice President and has held the positions of General Manager, President and Chairman of the Retail Division. Previously he was with The Gap Stores and Target Stores. Mr. Eugster is also a director of Damark International, Inc., Donaldson Company, Inc., MidAmerican Energy Company, ShopKo Stores, Inc. and Jostens, Inc. He is a past president of the National Association of Recording Merchandisers and a past chairman of the Country Music Association.

         Keith A. Benson served as a director of the Company from August 1988 until December 1989 and was again elected director in January 1992. He became President, Mall Division on August 12, 1996. Previously, he served as President of the Music Stores division from August 1, 1994. From May 1, 1992 through July 1994 he filled the position of Vice Chairman and Chief Financial Officer for both the Company and MGI. Prior to that he was Executive Vice President and Chief Financial Officer from 1988 through April 1992. Mr. Benson joined MGI in 1980 as its Controller and also served successively as its Senior Vice President and Chief Financial Officer, Senior Vice President and Chief Financial Officer for the Retail Division and Senior Vice President of Finance and Administration for the Retail Division. Previously, he was with The May Company and Dayton Hudson Corporation. Mr. Benson is also a director of Premium Wear, Inc.

         Kenneth F. Gorman has been a director of the Company since November 1988. He has been in the merchant banking and private investment fields since 1987 as an owner and Managing Director of Apollo Partners L.L.C. From 1970 until 1987 he was in the communications/entertainment business as a director and Executive Vice President of Viacom International Inc. Mr. Gorman is also a director of Dove Audio, Doane Farm Management Co., IDC Services, Inc., and International Post Limited.



         William A. Hodder has been a director of the Company since July 31, 1995. He is the retired Chairman and Chief Executive Officer of Donaldson Company, Inc., a manufacturer of filtration devices. Mr. Hodder joined Donaldson Company in 1973 as its President. Previously, he spent seven years in retailing with Dayton Hudson Corporation including such positions as Senior Vice President and Corporate Group Executive, President of Target Stores and Vice President of Organization Planning and Development. Mr. Hodder is a director of Norwest Corporation, ReliaStar Financial, SUPERVALU INC. and Tennant Company.



         Lloyd P. Johnson has been a director of the Company since January
1993. He has been in the banking business since 1954. In 1985 he joined Norwest Corporation, a bank holding company, as its Chief Executive Officer, President and Chairman of the Board. He relinquished the position of President in 1989 and the position of Chief Executive Officer in 1992 and retired as Chairman of Board in May 1995. Prior to joining Norwest Corporation, he was Vice Chairman of Security Pacific National Bank. In addition to Norwest Corporation, he is a director of Cargill, Incorporated, Valmont Industries, Inc. and Minnesota Mutual Life Insurance Company.



         Josiah O. Low, III, has been a director of the Company since
July 31, 1995. He has been an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation since 1985, where he is currently a Managing Director. Previously he spent 24 years with Merrill Lynch, Pierce, Fenner and Smith. Mr. Low is also a director of Centex Development Corporation and St. Laurent Paperboard Inc.

         Tom F. Weyl has been a director of the Company since December 1992. He is the President/Chief Creative Officer at Martin/Williams Advertising, Minneapolis and has been with that company since 1973. Mr. Weyl is a past Chairman of the Board of Directors of the Twin Cities Council of the American Association of Advertising Agencies.

         Michael W. Wright has been a director of the Company since January 1989. He has been in the food distribution and retail business since 1977 when he joined SUPERVALU INC. as Senior Vice President. He was elected President and Chief Operating Officer of SUPERVALU INC. in 1978 and became its Chief Executive Officer in June 1981. He assumed the additional responsibilities of Chairman of the Board in October 1982. In addition to SUPERVALU INC., Mr. Wright is a director of Cargill, Incorporated, Honeywell Inc., Norwest Corporation and ShopKo Stores, Inc. He also serves as a director of the Food Marketing Institute, the International Center for Companies of the Food Trade Industry and the Food Distributors International. He is a member of the executive committee and a past chairman of the Minnesota Business Partnership and a past chairman of the Federal Reserve Bank of Minneapolis.

         Gilbert L. Wachsman became the Vice Chairman of the Company on July 17, 1996. Prior to joining the Company, Mr. Wachsman held the position of Senior Vice President Hardlines at Kmart Corporation from 1995 to 1996. From 1990 to 1995 Mr. Wachsman was a management consultant for major retail, distribution and manufacturing companies. Prior to that he was Chief Executive Officer at Lieberman Enterprises, Inc., President and Chief Executive Officer for Child World Inc. and Senior Vice President of Marketing/Merchandising for Target Stores. Mr. Wachsman is a director of Cincinnati Microwave Inc.

         Gary A. Ross was named President, Superstores Division on August 12, 1996. Prior to that he had been the President of the Suncoast Division since 1990. Since joining MGI in 1984, he has served in the positions of Executive Vice President of Marketing and Merchandising, Senior Vice President of Marketing and Merchandising, Senior Vice President of Marketing and Merchandising of the Retail Division and Senior Vice President of Planning and Administration of the Retail Division. Mr. Ross served as a director of the Company from January 1, 1990 to December 31, 1990. Mr. Ross is a past chairman and currently a director of the Video Software Dealers Association. Prior to joining MGI, he was with The Gap Stores and Target Stores.



         Reid Johnson has been Executive Vice President of Finance and Administration and Chief Financial Officer since August 4, 1994. Prior to joining the Company, Mr. Johnson held the position of Vice Chairman and Chief Administrative Officer for the Dayton Hudson Department Store division of the Dayton Hudson Corporation from 1985 to 1994. He was employed by Dayton Hudson beginning in 1968, and his positions also included Senior Vice President and Chief Financial Officer for Target Stores, Vice President and Controller, Vice President and Treasurer, Treasurer, Director of Business Development and Financial Analyst.

         Marcia F. Appel was elected Senior Vice President of Corporate Advertising, Partnership Marketing and Communications on October 28, 1996. Previously, she had served as Vice President, Communications and Music Stores Marketing since February 2, 1996. Ms. Appel joined the Company in April 1993 as Vice President, Communications and Publications. Prior to joining the Company, Ms. Appel was Executive Director of the National
Association of Area Business Publications, and she has also worked for Control Data Corporation and Dorn Communications. Ms. Appel is deputy to the Chief Executive Officer of the Minnesota Business Partnership and serves on the Minnesota Women's Press Advisory Board.

         Douglas M. Tracey has been Senior Vice President of Distribution since August 1994. He was first appointed a senior vice president in April 1992 and has served in the positions of General Manager of the On Cue Division, Senior Vice President of Marketing Services and Senior Vice President of Administration and Distribution. Previously, from 1986 through April 1992, he served as Vice President, Distribution. Mr. Tracey joined MGI in 1971 and has held the positions of Managing Director of National Distribution, General Manager Minneapolis Distribution Center, Manager of Policies and Procedures, National Store Operations Manager, District Supervisor and Store Manager.



FAMILY RELATIONSHIPS

         No family relationships exist between any director or executive officer and any other director or executive officer.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership ("Form 3") and reports of changes in ownership ("Form 4") with the SEC and the New York Stock Exchange. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's review of the copies of such forms received by it with respect to Fiscal Year 1996 and written representations received from certain reporting persons that no Forms 5 were required for such persons, the Company believes that all Section 16(a) filing requirements have been complied with by the reporting persons.

ITEM 11.  EXECUTIVE COMPENSATION


         The following table sets forth information concerning total compensation earned by the Company's Chief Executive Officer and the other four most highly compensated executive officers in Fiscal Year 1996 (collectively the "Named Executive Officers" or "NEOs") for all services rendered to the Company and its subsidiaries during each of the last three fiscal years.

SUMMARY COMPENSATION TABLE


                                                                                                  Long-Term
                                                                                                 Compensation
                                                                                                 ------------
                                                      Annual Compensation                           Awards
                                         ----------------------------------------------------    ------------
                                                                                                  Securities
 Name and                                                                       Other Annual      Underlying           All Other
 Principal Position              Year        Salary ($)      Bonus ($) (1)      Compensation    Options (#) (2)      Compensation
                                                                                    ($)                                   ($)
-----------------------------------------------------------------------------------------------------------------------------------

 Jack W. Eugster                 1996      $     515,000     $      64,375    $      12,465(3)       60,000       $      309,433(4)
   Chairman of the Board,        1995            507,500                 0            7,915          60,000              304,170
   President and C.E.O.          1994            500,000                 0           11,943          40,000              304,374


 Keith A. Benson                 1996      $     302,546     $      26,473    $       4,932(3)       47,500       $      137,203(5)
   President, Mall Division      1995            293,012                 0            2,100          22,500              134,139
                                 1994            280,769                 0            6,870          15,000              129,975


 Gary A. Ross                    1996      $     297,879     $      26,064    $      10,319(3)       47,500       $      124,095(6)
   President, Superstores        1995            280,887            38,940            7,700          22,500              119,961
   Division                      1994            275,692            12,062           16,257          15,000              110,342


 Gilbert L. Wachsman             1996(7)   $     188,346     $    283,000     $      7,319(3)        175,000       $      46,392(8)
   Vice Chairman


  Reid Johnson                   1996      $     286,000     $     25,025     $      6,623(3)        47,500        $     14,912(10)
  Executive Vice President,      1995            278,808                0           36,012           22,500               6,691
  Chief Financial Officer        1994(9)         102,067            4,500              178           90,000                 240




____________________


  (1) Reflects bonus earned for service during the fiscal year indicated under the Company's incentive plans although all or a portion of the bonus may have been awarded during the next fiscal year and beyond; the 1996 guaranteed retention bonus is payable one-half in 1997 and one-half in 1998.


  (2) The number indicated is the number of shares of Common Stock which can be acquired upon the exercise of options subject to vesting restrictions. The Company has not granted any stock appreciation rights ("SARs").
  (3) Other Annual Compensation for 1996 consists of amounts reimbursed for the payment of taxes.

  (4) All Other Compensation for Mr. Eugster for 1996 includes the following: 401(k) Company match: $5,961; medical/dental plans, incremental cost: $3,725; life insurance and excess liability insurance imputed income: $17,166; and a premium of $282,581 paid for a life insurance policy under a split-dollar arrangement whereby the Company will recoup the premium and the executive will be entitled to the accrued earnings from the policy (See "Pension Plan").
  (5)    All Other Compensation for Mr. Benson for 1996 includes the following:
         401(k) Company match: $5,961; medical/dental plans, incremental cost:
         $2,844; life insurance and excess liability insurance imputed income:
         $8,915; and a premium of $119,483 paid for a life insurance policy under a split-dollar arrangement whereby the Company will recoup the premium and the executive will be entitled to the accrued earnings from the policy (See "Pension Plan").
  (6)    All Other Compensation for Mr. Ross for 1996 includes the following:
         401(k) Company match: $5,961; medical/dental plans, incremental cost:
         $3,104; life insurance and excess liability insurance imputed income:
         $8,379 and a premium of $106,651 paid for a life insurance policy under a split-dollar arrangement whereby the Company will recoup the premium and the executive will be entitled to the accrued earnings from the policy (See "Pension Plan").
  (7) Mr. Wachsman became an executive officer of the Company in July 1996. Mr. Wachsman's 1996 bonus payments reflect a sign-on agreement (See "Employment and Change in Control Agreements").
  (8) All Other Compensation for Mr. Wachsman for 1996 includes the following: medical/dental plans, incremental cost: $1,762; life insurance and excess liability imputed income: $319; and relocation expenses of $44,311.
  (9)    Mr. Johnson became an executive officer of the Company in August 1994.
 (10) All Other Compensation for Mr. Johnson for 1996 includes the following: 401(k) Company match: $5,961; Company contribution to Defined Contribution Plan: $2,848; medical/dental plans, incremental cost: $3,096; and life insurance and excess liability insurance imputed income: $3,007.

OPTION GRANTS IN LAST FISCAL YEAR


                                                                                              Potential Realizable Value at Assumed
                                                                                                    Annual Rates of Stock Price
                                                Individual Grants                                  Appreciation for Option Term
                        --------------------------------------------------------------------  -------------------------------------
                             Number of      Percent of
                            Securities     Total Options
                            Underlying      Granted to     Exercise Price      Expiration
                          Options Granted    Employees       ($/Sh) (2)           Date               5% ($) (3)     10% ($) (3)
          Name                (#) (1)       in Fiscal
                                              Year
----------------------- ----------------- ---------------------------------------------------------------------------------------
 Jack W. Eugster             60,000 (4)         5.85%       $  2.5625           01/29/06         $       90,584    $     235,311

 Keith A. Benson             22,500 (4)         2.19%          2.5625           01/29/06                 33,969           88,242
                             25,000 (5)         2.44%            3.09(7)        08/12/06                 39,827          109,175

 Gary A. Ross                22,500 (4)         2.19%          2.5625           01/29/06                 33,969           88,242
                             25,000 (5)         2.44%            3.09(7)        08/12/06                 39,827          109,175

 Gilbert L. Wachsman        175,000 (6)        17.09%            3.00           07/17/06                294,538          779,977

 Reid Johnson                22,500 (4)         2.19%          2.5625           01/29/06                 33,969           88,242
                             25,000 (5)         2.44%            3.09(7)        08/12/06                 39,827          109,175

-----------------------
  All Shareholders (8)                                                                           $   53,922,928    $ 136,651,281
-----------------------


_____________________________________
  (1) The number indicated is the number of shares of Common Stock which can be acquired upon the exercise of options. The Company has not granted any SARs.
  (2) Fair market value of the Common Stock on the date of each grant equaled the exercise price, unless otherwise indicated.
  (3) The assumed rates of 5% and 10% are hypothetical rates of stock price appreciation selected by the SEC and are not intended to, and do not, forecast or assume actual future stock prices. The Company believes that future stock appreciation, if any, is unpredictable and is not aware of any formula that will determine with any reasonable accuracy the present value of stock options based on future factors which are unknowable and volatile. No gain to optionees is possible without an appreciation in stock prices, and any such increase will benefit all shareholders commensurately. THERE CAN BE NO ASSURANCE THAT THE AMOUNTS REFLECTED IN THIS TABLE WILL BE ACHIEVED.
  (4) All options have a term of ten years, but provide for early termination upon termination of employment, are not transferable other than to immediate family members and become exercisable in equal installments on January 31, 1998, 1999 and 2000, subject to acceleration of vesting upon a change in control.
  (5) All options have a term of ten years, but provide for early termination upon termination of employment, are not transferable other than to immediate family members and become exercisable in equal installments on August 12, 1998, 1999 and 2000, subject to acceleration of vesting upon a change in control.
  (6) All options have a term of ten years, but provide for early termination upon termination of employment, are not transferable other than to immediate family members and become exercisable in equal installments on July 17, 1998, 1999 and 2000, subject to acceleration of vesting upon a change in control.
  (7) The exercise price of these options was 10% over the fair market value on the date of grant.
  (8) Calculated using the market closing price on January 29, 1996 and the total number of shares outstanding, 34,301,956, with appreciation calculated until January 29, 2006, the expiration date of the first option grant listed above.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                        Number of Securities
                                                                       Underlying Unexercised            Value of Unexercised
                                 Shares                                      Options at                  In-the-Money Options
                               Acquired on           Value            Fiscal Year-End (#)(1)           at Fiscal Year-End ($)(2)
            Name               Exercise (#)       Realized ($)      (Exercisable/Unexercisable)       (Exercisable/Unexercisable)
-----------------------------------------------------------------------------------------------------------------------------------
     Jack W. Eugster              0              $   0                  317,800 / 223,200                     $  0 / 0

     Gary A. Ross                 0                  0                  124,134 / 106,666                        0 / 0

     Keith A. Benson              0                  0                  124,134 / 106,666                        0 / 0

     Gilbert L. Wachsman          0                  0                      0 / 175,000                          0 / 0

     Reid Johnson                 0                  0                   25,000 / 135,000                        0 / 0



_____________________

   (1)   The Company does not have any outstanding SARs.
   (2)   No options were in-the-money at December 31, 1996.




COMPENSATION OF DIRECTORS

         In 1996, all non-employee directors of the Company received as compensation for their services to the Company and MGI, in addition to reimbursement for out-of-pocket expenses in connection with attending Board and committee meetings, an annual fee of $14,000, payable in five installments, and a meeting fee of $1,250 for regularly scheduled meeting days and $500 for any short board or committee meetings, held in person or by telephone, not on the date of a regularly scheduled meeting. The non-employee directors are currently Messrs. Gorman, Hodder, Johnson, Low, Weyl and Wright.

         "Unaffiliated Directors," defined as those members of the Board of Directors who are not employed by the Company or MGI, or by Donaldson, Lufkin & Jenrette, Inc., any affiliates thereof, or any successor institutional equity investor, participate in the Stock Option Plan for Unaffiliated Directors of Musicland Stores Corporation (the "Directors Plan"). Currently, newly elected Unaffiliated Directors will receive an initial grant of a stock option to purchase 5,000 shares of Common Stock. At any time that all prior grants under the Directors Plan become fully vested, an Unaffiliated Director will receive a new grant of an option to purchase 5,000 shares. The exercise price of all options granted under the Directors Plan is the fair market value on the day of grant. All grants have a term of ten years and are fully exercisable six months after the date of the grant but vest at the rate of 20% per year over a period of five years. All unvested portions of an option, whether exercised or not, are immediately forfeited upon termination of service as a director for any reason, and in the case of exercised unvested options, at the Company's option, the participant agrees to sell such shares back to the Company at the exercise price. Stock options granted under the Directors Plan are not transferable other than by will or by the laws of descent and distribution. Currently, Messrs. Gorman, Johnson, Weyl and Wright each has an option to purchase 10,000 shares of Common Stock at exercise prices that range from $11.50 to $12.50 per share, and Mr. Hodder has an option to purchase 5,000 shares at an exercise price of $9.375.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS


         The Company entered into employment agreements, effective August 25, 1988, with Messrs. Eugster, Benson and Ross (along with Mr. Johnson, where applicable, the "Executives") and, at the same time, entered into change in control agreements with Messrs. Eugster, Benson and Ross. The change in control agreements for Messrs. Benson and Ross which had expired September 1, 1991 were reinstated on December 3, 1996. A Change in Control Agreement with Mr. Johnson was entered into on November 27, 1995. As amended January 22, 1992, November 27, 1995 and December 3, 1996, the employment agreements provide for employment in each Executive's current position (or, except in the case of Mr. Eugster, a similar executive capacity) until August 31, 2000 for Mr. Eugster and August 31, 1999 for Messrs. Benson and Ross, all subject to automatic extensions of one additional year continuously thereafter unless either party gives notice to the other that no further extension is desired by, for the next such extension, February 28, 1998 (in each case the "Employment Period"), and on each anniversary of such dates for successive extensions thereafter. The employment agreements provide that the annual base salaries of the Executives will be no less than the following amounts plus periodic increases granted pursuant to the Company's customary procedures and practices: $515,000 for Mr. Eugster; $308,700 for Mr. Benson; and $316,340 for Mr. Ross. The purpose of these agreements is to assure the Company of the continued service of each Executive.


         The Company may terminate the employment of any Executive for cause
(as narrowly defined in the employment agreements) without further obligation by the Company except for vested benefits under the Capital Accumulation Plan and the Retirement Plan. Otherwise the agreements provide for certain severance benefits in the event employment is terminated for other reasons, including resignation, death or disability, except for voluntary resignation in the case of Messrs. Benson and Ross. If the Executive is terminated due to a material breach by the Company (including a significant reduction in the Executive's authority or responsibility), the Executive would be entitled for the remainder of the current Employment Period to his salary and all other benefits, including a supplemental retirement benefit and substitute incentive award and immediate vesting of all stock options. The foregoing payments and benefits are reduced for compensation and benefits received from other employment or consulting positions.


         Upon the employment of Mr. Johnson in 1994, the Company agreed that, if he were terminated without cause within a period of three years from the start of his employment, he would be paid 12 months salary continuation plus a bonus equal to the bonus that would have been earned under the MIP plan assuming target level performance. The Company also agreed to institute a deferred compensation plan for Mr. Johnson whereby he could elect to defer up to 100% of his salary and bonus with any deferrals earning interest in accordance with the actual performance of an investment vehicle selected by Mr. Johnson, except that beginning October 1, 1995 the investment measure must be a 7-year U.S. treasury bill. The deferred compensation plan was terminated upon the agreement of Mr. Johnson and the Company on May 7, 1996.

         Upon the employment of Mr. Wachsman on July 17, 1996, the Company agreed to pay him a sign-on bonus and guaranteed bonus for 1996 and entered into a severance agreement. The severance agreement is effective until July 31, 2001 and provides that in the event of termination without cause or for good reason Mr. Wachsman will be paid 12 months of salary continuation and a substitute incentive award equal to 40% of base salary. If the termination occurs prior to July 17, 1997, he would receive sufficient additional months of salary continuation so that his pay before and after such termination totaled 24 months. The Company is currently negotiating a change in control agreement with Mr. Wachsman.


         The change in control agreements for the Executives, as amended November 27, 1995 and December 3, 1996, only become operative upon the occurrence of a change in control of the Company which as defined in the agreements occurs when any person becomes the beneficial owner of 20% or more of the Company's Common Stock (whether or not the Common Stock is publicly traded at the time), or makes a tender offer for such control with a substantial likelihood of success, or 70% of the Company's or MGI's assets are sold, or a majority of the directors of the Company are persons who generally were not nominated for election nor appointed to fill vacancies by the incumbent board of directors. The agreements provide for continued employment of Mr. Eugster for a period of three years, and of Messrs. Benson, Ross and Johnson for a period of two years, following a change in control, subject to automatic extensions of one additional year continuously thereafter unless either party gives notice to the other that no further extension is desired by, for the first such extension, the end of the sixth month following the change in control, and on each anniversary of such date for successive extensions thereafter. During said period the Executive will be entitled to terminate his employment if there has been a significant change in the nature or scope of his authority, powers, functions, duties or responsibilities, a reduction in compensation, another material breach of the agreement by the Company, or the liquidation, dissolution or reorganization of the Company where the successor shall not have assumed the obligations of the agreement. In such event, the Executive is entitled to a lump sum payment equal to the present value of his salary, bonuses and a substitute retirement benefit for the remaining term of the agreement, but not less than 24 months for Mr. Eugster and 12 months for Messrs. Benson, Ross and Johnson, and all other death, disability and health benefits continue until age 65. The foregoing payments and benefits are reduced (by way of quarterly reimbursements) for compensation and benefits received from other employment or consulting positions. Any stock options held by the Executive become fully vested upon a change in control and after a change in control the Executive may request that a trust be established by the Company to fund all amounts to which the Executive is or may become entitled.

         Should payments under any of the above agreements become subject to the 20% excise tax under Section 4999 of the Code, the Company will pay such additional amounts as would put the Executive in the same after-tax position as if such excise tax did not apply.

PENSION PLAN

         The Company maintains a non-contributory defined benefit plan, The Musicland Group, Inc. Employees' Retirement Plan (the "Retirement Plan"), qualified under Section 401 of the Code, in which its regular non-union employees hired before July 1, 1990, except hourly store clerk employees hired after January 1, 1989, participate. Union employees have participated in the Plan in the past as part of their bargaining agreement. Messrs. Eugster, Benson and Ross participate in the Retirement Plan but Messrs. Johnson and Wachsman do not.

         Prior to January 1, 1989, accrued retirement benefits were calculated by using a formula that took into account average base compensation, credited service and primary Social Security benefits payable at retirement, with the normal monthly retirement benefit being an amount equal to 4% of average base compensation times years of credited service (maximum 15 years), less two-thirds of monthly primary Social Security benefits. An employee's average base compensation was defined as one-twelfth of his or her average annual base compensation during all his or her plan years of participation while an employee.

         Effective January 1, 1989, for any participant who completes at least one hour of service on or after January 1, 1989, the accrued retirement benefit formula was amended to be 1% of the participant's average pensionable compensation that does not exceed the participant's covered compensation for such plan year plus a percentage (from 1.65% to 1.75% depending upon the participant's applicable Social Security retirement age, but limited to 1.65% for all employees after January 1, 1992) of the participant's average base compensation which exceeds the participant's covered compensation for such plan year times the years of benefit service (maximum 35 years). A participant keeps his or her accrued retirement benefit calculated as of December 31, 1988 under the old formula as long as the same is greater than his or her current accrued retirement benefit calculated under the new formula. For purposes of calculating the new formula, a participant's base compensation for years prior to January 1, 1984 is deemed to be the same as the base compensation in effect on that date and, for years beginning with January 1, 1989, will include all cash compensation (including bonuses and overtime). Covered compensation relates to the average of the taxable wage bases in effect for each calendar year during the 35-year period prior to the participant reaching Social Security retirement age.

         A participant whose employment terminates prior to age 65 and who does not qualify for an early retirement benefit, disability retirement benefit or death benefit (all of which are also provided for by the Retirement Plan) is entitled to a fully vested and nonforfeitable deferred retirement benefit if the participant has been credited with "elapsed time as an employee" of at least 5 years. The basic pension is a monthly pension payable during the participant's lifetime commencing at age 65. Early retirement, disability retirement and deferred retirement benefits are reduced if payment of any such benefits commences prior to the participant's normal retirement date (age 65 and 5 years of participation in the Retirement
Plan). The Retirement Plan contains provisions for optional methods of benefit payments including lump sum payments under certain circumstances.

         The following table sets forth the estimated annual benefits payable upon normal retirement at age 65 (calculated as a straight life annuity) assuming retirement in 1996 at age 65 and based upon the specified cash compensation (which for Messrs. Eugster, Benson and Ross would be the amounts listed under the salary and bonus columns) and years-of-service classifications. The amounts shown below are maximum amounts and do not take into consideration the Social Security offset portion of the formula nor the limits on retirement benefits imposed by Sections 415 and 417(e) of the Code.

                                  PENSION PLAN TABLE





                                                                                YEARS OF SERVICE
                                          -------------------------------------------------------------------------------------
 AVERAGE CASH
 COMPENSATION                                      15                 20              25                30                35
--------------------------------------------------------------------------------------------------------------------------------
  $  125,000 . . . . . . . . . . . . . . .  $     28,600      $     38,100     $     47,600       $    57,100       $    66,700

     150,000 . . . . . . . . . . . . . . .        34,800            46,300           57,900            69,500            81,100

     175,000 . . . . . . . . . . . . . . .        40,900            54,600           68,200            81,900            95,500

     200,000 . . . . . . . . . . . . . . .        47,100            62,800           78,500            94,300           110,000

     225,000 . . . . . . . . . . . . . . .        53,300            71,100           88,900           106,600           124,400

     300,000 . . . . . . . . . . . . . . .        71,900            95,800          119,800           143,800           167,700

     400,000 . . . . . . . . . . . . . . .        96,600           128,800          161,000           193,300           225,500

     450,000 . . . . . . . . . . . . . . .       109,000           145,300          181,700           218,000           254,300

     500,000 . . . . . . . . . . . . . . .       121,400           161,800          202,300           242,800           283,200

     750,000 . . . . . . . . . . . . . . .       183,300           244,300          305,400           366,500           427,600

   1,000,000 . . . . . . . . . . . . . . .       245,100           326,800          408,500           490,300           572,000


         Section 415 of the Code places a limit (at $120,000 beginning in 1995) on the amount of annual benefits that may be paid from a plan such as the Retirement Plan. Section 417(e) of the Code also imposes a combined limitation where an employee is covered by benefits from both a defined benefit pension plan and a defined contribution plan, and, beginning in 1994, only the first $150,000 of compensation (annually indexed for inflation) may be considered for Retirement Plan purposes. The Company has enabled Messrs. Eugster, Benson and Ross to obtain life insurance policies under a "split-dollar" arrangement, which should not result in a long-term cost to the Company due to the features of the policies. The earnings from these policies will help offset the losses to the individuals resulting from the foregoing tax limitations.

         As of December 31, 1996, the estimated years of benefit service for Messrs. Eugster, Benson, and Ross were 16.5 years, 16.5 years and 12.3 years, respectively.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table provides information as to the beneficial ownership of the Company's Common Stock as of March 26, 1997, or as of December 31, 1996 for that information which is reported based upon Schedule 13G filings, by (i) each person or group known by the Company to be the beneficial owner of more than 5% of such Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers (see "Summary Compensation Table"), and (iv) all directors and executive officers as a group (13 persons). Beneficial ownership has been determined for this purpose in accordance with Rule 13d-3 of the Securities and Exchange Commission (the "SEC") under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or dispositive power with respect to such securities or has the right to acquire beneficial ownership of such securities within 60 days by exercise of an option or otherwise. The persons named in the table have sole voting and dispositive powers with respect to all shares of Common Stock unless otherwise noted in the notes following the table.



   NAME OF BENEFICIAL OWNER,                                     AMOUNT AND NATURE OF                     PERCENT OF
   INCLUDING ADDRESS                                             BENEFICIAL OWNERSHIP OF                    COMMON
   OF OWNERS OF MORE THAN 5%                                     COMMON STOCK                              STOCK(1)
   -------------------------                                     -----------------------                   --------
   Management Investors Group (2)..................              4,473,259 (2,3)                            12.7%
     10400 Yellow Circle Drive
     Minnetonka, MN  55343

   Donaldson, Lufkin & Jenrette, Inc. (4)...........             2,379,534 (4,5)                             6.9%
   The Equitable Companies Incorporated (as parent)
   277 Park Avenue
   New York, NY  10172

  Alfred and Annie Teo (6)..........................             1,800,000 (6)                               5.3%
   Page & Schulyler Avenues
   P.O. Box 808
   Lyndhurst, NJ  07071

  Jack W. Eugster...................................             1,717,075 (7,8,9)                           4.9%

  Gary A. Ross......................................               633,960 (7,8)                             1.8%

  Keith A. Benson...................................               589,544 (7,8,9)                           1.7%

  Kenneth F. Gorman.................................                80,000 (8)                                 *

  Michael W. Wright.................................                55,000 (8)                                 *

  Josiah O, Low, III................................                25,373                                     *

  Tom F. Weyl.......................................                16,000 (8)                                 *

  Lloyd P. Johnson..................................                11,000 (8)                                 *

  William A. Hodder.................................                 9,030 (8)                                 *

  Reid Johnson......................................                55,200 (8)                                 *

  Gilbert L. Wachsman...............................                     0                                     *

  All directors and executive officers
  as a group (13 persons)...........................             3,305,424 (7,8,9)                           9.4%

________________________________________________
   *     Less than 1%
  (1)    Based on 34,301,956 shares outstanding on March 26, 1997


  (3) The Management Investors Group is currently a group of 21 persons, including Messrs. Eugster, Ross and Benson, who are either officers or former officers of the Company or members of their families. The group shares voting control of the shares indicated by virtue of being parties to a voting agreement (the "Management Voting Agreement") more fully described below.
  (3) Includes 956,044 shares which may be acquired pursuant to the exercise of vested stock options.
  (4) Based on Amendment No. 4 to Schedule 13G, dated February 12, 1997 filed by The Equitable Companies Incorporated ("Equitable"), as parent of Donaldson Lufkin & Jenrette, Inc. ("DLJ"). Equitable reports 2,375,734 shares beneficially owned by DLJ and its affiliates and 3,800 shares held by Alliance Capital Management L.P. on behalf of client discretionary investment advisory accounts.
  (5) Meridian Assets Management, Inc. ("Meridian") has sole voting power of 1,187,763 shares as voting trustee of shares owned by DLJ and certain of its affiliates and employees (See "DLJ Voting Trust Agreement"
         below).   977,412 of these shares are included in the numbers reported by Equitable.
  (6) Based on Schedule 13D, dated February 5, 1997, filed by Alfred S. Teo and Annie Teo, which shows 1,600,000 shares beneficially owned by Alfred and Annie Teo as joint tenants and 200,000 shares in trust for Mark, Andrew and Alfred Teo, Jr., Annie Teo and Teren Seto Handelman, co-trustees.
  (7) Of the shares listed, the following are Restricted Shares: 632,068 shares for Mr. Eugster; 243,104 shares each for Messrs. Ross and Benson; and 1,166,196 for all directors and executive officers as a group (13 persons including Messrs. Eugster, Ross and Benson). See "Certain Transactions - Transactions with Management and DLJ."
  (8) Includes shares of Common Stock which may now be acquired pursuant to the exercise of stock options (but forfeitable in the case of the directors) as follows: Mr. Eugster, 369,334 shares; Messrs. Ross and Benson, 142,467 shares each; Mr. Johnson, 55,000 shares; Messrs. Gorman, Wright, Johnson and Weyl, 10,000 shares each; Mr. Hodder, 5,000 shares; and all directors and executive officers as a group (13 persons including Messrs. Eugster, Ross, Benson, Johnson, Gorman, Wright, Johnson, Weyl and Hodder), 796,281 shares.
  (9) Includes 22,200 shares held by the children and 10,000 shares held by the wife of Mr. Eugster who share the same household (Mr. Eugster disclaims beneficial ownership of these shares); includes 5,000 shares held by the children of Mr. Benson who share the same household.


MANAGEMENT VOTING AGREEMENT

         Under the Management Voting Agreement certain members of the Company's management (the "Management Investors") have agreed to vote certain of their shares as a block. Each vote will be determined by the holders of a majority of the class of shares entitled to vote owned by the Management Investors. Other than pursuant to Rule 144 under the Securities Act of 1933 or in a registered offering, the Management Investors may not transfer any shares to any person who does not become a party to the Management Voting Agreement. The Management Voting

Agreement also calls for a restrictive legend to be put on all certificates held by the Management Investors. Management Investors who sell shares pursuant to Rule 144 or pursuant to a registered offering and later acquire a number of shares equal to or less than such sold shares must vote the newly acquired shares in the same manner. The Management Voting Agreement may be terminated at any time by the vote of at least 80% of all shares held by all Management Investors and, unless so terminated, will expire on August 24, 1998.

DLJ VOTING TRUST AGREEMENT

         On March 4, 1992, DLJ (including certain affiliates) entered into a voting trust agreement (the "Voting Trust Agreement") under which Meridian is the voting trustee. Pursuant to this agreement DLJ and certain of its affiliates have delivered to Meridian such number of shares of Common Stock owned by them which is in excess of the number equal to 5% of the aggregate number of outstanding shares of Common Stock. Subsequently, DLJ transferred the ownership of certain shares in the voting trust to participants in various DLJ compensation plans. Meridian has the sole power and discretion to exercise the rights and powers of a stockholder with respect to the shares in the voting trust, except that DLJ and certain of its affiliates are entitled to receive dividends, distributions and payments in respect of said shares, as and when the same may be paid by the Company (except that shares of Common Stock issued as a dividend, distribution or other payment will also be subject to the Voting Trust Agreement).



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


RESTRICTED SHARES


         As part of the acquisition of MGI by the Company, the officers of MGI at the time (the "Management Investors") entered into a subscription agreement with the Company (the "Management Subscription Agreement") pursuant to which the Management Investors purchased approximately 21% of the Company's then outstanding shares of common stock as follows. On August 25, 1988, the Management Investors purchased at $2.50 per share, for an aggregate purchase price of $5.5 million, 2,200,000 shares of common stock ("Cash Shares"). The Management Investors also purchased 2,000,000 shares of common stock ("Restricted Shares") in consideration for the payment of $5,000, or $.0025 per share, on August 25, 1988. At December 31, 1996, 1,991,308 shares of the Restricted Shares were outstanding, the remainder having been converted to Cash Shares (valued at $4.50 per share) and purchased by the remaining Management Investors when one officer resigned from the Company. The Restricted Shares were originally subject to a four-year vesting schedule, which is now completed. Although holders of Restricted Shares have voting and dividend rights, no Restricted Shares are transferable by the holder thereof until such holder has paid the Company an additional $2.4975 or $4.4975 per share, as applicable. The Management Investors are not obligated to make such additional payment.
However, after August 25, 2003, the Company may buy back the Restricted Shares for $.0025 per share.


REGISTRATION RIGHTS

         The Company has granted to the Management Investors Group and to DLJ certain demand and piggy-back registration rights with respect to the Common Stock. The Company is obligated to pay the expenses (excluding underwriting discounts and commissions) of such registrations and to indemnify the other parties for certain registration related liabilities.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                       MUSICLAND STORES CORPORATION
                                            (Registrant)



                                       By: /s/ Reid Johnson
                                            ---------------------------------
                                            Reid Johnson
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (authorized officer, principal
                                            financial and accounting officer)



                                       Date: APRIL 30, 1997
                                            ---------------------------------