Form 10-Q
period 1997-03-31
MUSICLAND STORES CORP
filed 1997-05-14
CIK 832995

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
                                        ---      ---

The number of shares outstanding of the Registrant's common stock as of April 30, 1997 was 34,301,956 shares.

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE


    Item 1.   Financial Statements.


              Consolidated Statements of Operations                       3

              Consolidated Balance Sheets                                 4

              Consolidated Statements of Cash Flows                       5

              Notes to Consolidated Financial Statements                  6

              Report of Independent Public Accountants                    9


    Item 2.   Management's Discussion and Analysis of Results
              of Operations and Financial Condition.                      10


PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.                            17

    Signature                                                             18

                    MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           1997          1996
                                                        ----------   ----------
                                                                   (AS ADJUSTED)
                                                                     (NOTE 5)

Sales                                                   $  376,080   $  383,570
Cost of sales                                              249,617      253,737
                                                        ----------   ----------

   Gross profit                                            126,463      129,833

Selling, general and administrative expenses               129,946      139,489
Depreciation and amortization                                9,852       11,559
Restructuring charge                                             -       35,000
                                                        ----------   ----------

   Operating loss                                          (13,335)     (56,215)

Interest expense                                             7,648        6,672
                                                        ----------   ----------

   Loss before income taxes                                (20,983)     (62,887)

Income taxes                                                     -      (10,251)
                                                        ----------   ----------

   Net loss                                             $  (20,983)  $  (52,636)
                                                        ----------   ----------
                                                        ----------   ----------

   Net loss per common share                            $    (0.63)  $    (1.58)
                                                        ----------   ----------
                                                        ----------   ----------

Weighted average number of common shares outstanding        33,481       33,371
                                                        ----------   ----------
                                                        ----------   ----------


             See accompanying Notes to Consolidated Financial Statements.

                    MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                      ASSETS

                                                                          MARCH 31,
                                                                  ------------------------  DECEMBER 31,
                                                                     1997         1996          1996
                                                                  ----------   -----------  ------------
                                                                              (AS ADJUSTED)
                                                                                 (NOTE 5)
Current assets:
  Cash and cash equivalents                                       $   78,968   $     1,393   $  161,976
  Inventories                                                        464,031       567,605      506,093
  Deferred income taxes                                               11,800        16,187       11,800
  Other current assets                                                11,181        33,179       31,492
                                                                  ----------   -----------   ----------
    Total current assets                                             565,980       618,364      711,361

Property, at cost                                                    401,639       441,876      430,116
  Accumulated depreciation and amortization                         (151,785)     (136,344)    (152,120)
                                                                  ----------   -----------   ----------
    Property, net                                                    249,854       305,532      277,996

Goodwill                                                                   -        97,507            -
Deferred income taxes                                                  1,200             -        1,200
Other assets                                                           6,217         6,022        6,358
                                                                  ----------   -----------   ----------
Total Assets                                                      $  823,251   $ 1,027,425   $  996,915
                                                                  ----------   -----------   ----------
                                                                  ----------   -----------   ----------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Checks drawn in excess of bank balances                         $        -   $     4,229   $        -
  Current maturities of long-term debt                                     -             -        2,060
  Revolver                                                           273,000       296,000      272,000
  Accounts payable                                                   315,254       312,157      406,642
  Restructuring reserve                                               10,735        31,391       33,963
  Other current liabilities                                           66,725        68,371      100,866
                                                                  ----------   -----------   ----------
    Total current liabilities                                        665,714       712,148      815,531

Long-term debt                                                       122,774       110,000      122,539
Other long-term liabilities                                           53,174        55,266       56,226
Deferred income taxes                                                      -         6,836            -

Stockholders' equity (deficit):
  Preferred stock ($.01 par value; authorized: 5,000,000 shares;
    issued and outstanding: none)                                          -             -            -
  Common stock ($.01 par value; shares authorized: 75,000,000;
   shares issued and outstanding: March 31, 1997 and
   December 31, 1996, 34,301,956; March 31, 1996, 34,296,956)            343           343          343
  Additional paid-in capital                                         253,849       254,350      253,896
  Accumulated deficit                                               (259,632)      (97,547)    (238,649)
  Deferred compensation                                               (7,998)       (8,998)      (7,998)
  Common stock subscriptions                                          (4,973)       (4,973)      (4,973)
                                                                  ----------   -----------   ----------
    Total stockholders' equity (deficit)                             (18,411)      143,175        2,619
                                                                  ----------   -----------   ----------
Total Liabilities and Stockholders' Equity (Deficit)              $  823,251   $ 1,027,425   $  996,915
                                                                  ----------   -----------   ----------
                                                                  ----------   -----------   ----------


             See accompanying Notes to Consolidated Financial Statements.

                    MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                -------------------------
                                                                   1997          1996
                                                                -----------   -----------
                                                                             (AS ADJUSTED)
                                                                                (NOTE 5)
OPERATING ACTIVITIES:
  Net loss                                                      $   (20,983)  $   (52,636)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                    10,028        11,693
    Disposal of property                                                357            57
    Restructuring charge                                                  -        35,000
    Deferred income taxes                                                 -         4,149
    Changes in operating assets and liabilities:
      Inventories                                                    42,062       (33,911)
      Other current assets                                           20,311       (12,339)
      Accounts payable                                              (91,388)      (91,691)
      Restructuring reserve                                          (5,405)         (440)
      Other current liabilities                                     (34,188)      (40,084)
      Other assets                                                      (43)          308
      Other long-term liabilities                                      (960)        3,404
                                                                -----------   -----------
        Net cash used in operating activities                       (80,209)     (176,490)
                                                                -----------   -----------

INVESTING ACTIVITIES:
  Capital expenditures                                               (1,962)       (1,996)
                                                                -----------   -----------
FINANCING ACTIVITIES:
  Decrease in checks drawn in excess of bank balances                     -       (65,092)
  Principal payments on long-term debt                               (1,837)            -
  Borrowings under revolver                                           1,000       243,000
                                                                -----------   -----------
      Net cash provided by (used in) financing activities              (837)      177,908
                                                                -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (83,008)         (578)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    161,976         1,971
                                                                -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    78,968   $     1,393
                                                                -----------   -----------
                                                                -----------   -----------
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
    Interest                                                    $     5,536   $     3,186
    Income taxes, net                                               (19,682)        9,358


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

2.  SUMMARY OF SIGNIFICANT RISKS AND UNCERTAINTIES AND GOING CONCERN ASSESSMENT

    The Company's stores continue to face increased competition from non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely affect the performance of both the Company's non-mall and mall stores. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future.

    The Company has experienced diminishing liquidity as a result of the challenging retail sales environment and the negative impact of underperforming existing stores and new Media Play stores opened in 1995 and 1996, particularly those performing below expectations. Management implemented programs during 1996 to improve profitability, reduce inventory levels and increase inventory turnover. More focused marketing and advertising programs were instituted in late 1996. The Company slowed store expansion to focus on improving performance in its existing stores and recorded pretax restructuring charges totaling $75,000 to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The goodwill write-downs taken in 1995 and 1996 following evaluations of goodwill for impairment have eliminated goodwill from the Company's balance sheet. In addition, during the first quarter of 1997, the Company reached voluntary agreements with the majority of its vendors to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. While the actions taken by management contributed to improved performance in the first quarter of 1997, improved borrowing flexibility and capacity and uninterrupted shipments from vendors are essential to the Company's ability to continue as a going concern.

    In March 1997, the Company obtained waivers of financial covenants and technical defaults under its credit agreement through May 29, 1997. The Company is currently in negotiations with its banks to obtain an amendment to its credit agreement that will modify or provide additional flexibility in the covenants and provide additional financing under a term facility. If an amendment is not obtained by May 29, 1997, when the waivers under the credit agreement expire, the Company will be in default and the banks could demand repayment of all amounts outstanding under the revolver. There can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on

                    MUSICLAND STORES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                                    (IN THOUSANDS)


2. SUMMARY OF SIGNIFICANT RISKS AND UNCERTAINTIES AND GOING CONCERN ASSESSMENT (CONTINUED)

acceptable terms. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.  REVOLVING CREDIT FACILITY

    The Company's bank credit agreement for the revolving credit facility contains covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. Additionally, the Company must meet financial covenants relating to fixed charge coverage, consolidated tangible net worth, to total capitalization, debt and trade payables to eligible inventory and a one day clean-down of revolver borrowings. An amendment to the credit agreement in October 1996 waived certain financial covenants and further modified other financial covenants through March 30, 1997. In March 1997, the Company obtained an agreement from its banks to waive financial covenants and technical defaults through May 29, 1997. Without the waivers in October 1996 and March 1997, the Company would have been in default of the financial covenants related to the fixed charge coverage ratio, consolidated tangible net worth, debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement during the first quarter of 1997. Additionally, the Company would have been in technical default of the financial covenant restricting additional debt and the related lien on March 31, 1997 due to the consolidation of a special purpose entity that holds property and a mortgage note payable.

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

4.  RESTRUCTURING CHARGE

    During 1996, the Company implemented programs designed to improve profitability and increase inventory turnover. Pretax restructuring charges of $35,000 and $40,000 were recorded in the first and fourth quarters of 1996, respectively, to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The store closings include 79 mall stores and 36 non-mall stores. Through March 31, 1997, the Company closed the distribution facility and 114 stores, including 79 mall stores and 35 non-mall stores. As of March 31, 1997, $64,265 of the restructuring reserve had been utilized, consisting of $29,497 of cash payments, related primarily to payments to landlords for the early termination of operating leases and legal and consulting fees, and $34,768 of non-cash charges related to write-downs of leasehold improvements and certain equipment, net of unamortized lease credits. The reserve balance of $10,735 relates primarily to estimated costs for the one remaining non-mall store closing and remaining lease obligations on nine previously closed non-mall stores without termination agreements, net of sublease income on certain stores.

                    MUSICLAND STORES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                                    (IN THOUSANDS)


5.  INCOME TAXES

    The income tax benefit and the effective income tax rate in the first quarter of 1996 have been adjusted from $22,400 and 35.6%, respectively, to $10,251 and 16.3%, respectively, and the net current deferred tax asset and net noncurrent deferred tax liability were increased (decreased) by ($10,513) and $1,636, respectively, to reflect the effect of the deferred tax valuation allowances recorded in the fourth quarter of 1996. The valuation allowances were required because of the uncertainty of future earnings and reduced the deferred income tax balances at December 31, 1996 to approximate the remaining recoverable income taxes after carryback of the taxable loss for the year ended December 31, 1996. Accordingly, the Company expects its tax provision for the year ending December 31, 1997 to be minimal and no tax provision (benefit) will be recorded on pretax earnings (loss) in interim periods during 1997. The effective income tax rate for the three months ended March 31, 1996, before consideration of the adjustment for valuation allowances, varies from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes.

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

7.  RECENTLY ISSUED ACCOUNTING STANDARDS

    Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of this statement will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents either have had no material effect on earnings per share amounts or have been anti-dilutive with respect to losses.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Musicland Stores Corporation and Subsidiaries as of December 31, 1996, and, in our report dated February 25, 1997, we expressed an unqualified opinion on that statement with an explanatory fourth paragraph regarding the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced declining operating results and liquidity constraints that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                            ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
April 22, 1997

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

    The Company's stores continue to face increased competition from non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely affect the performance of both the Company's non-mall and mall stores. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future.

    The Company has experienced diminishing liquidity as a result of the challenging retail sales environment and the negative impact of underperforming existing stores and new Media Play stores opened in 1995 and 1996, particularly those performing below expectations. Management implemented programs during 1996 to improve profitability, reduce inventory levels and increase inventory turnover. More focused marketing and advertising programs were instituted in late 1996. The Company slowed store expansion to focus on improving performance in its existing stores and recorded pretax restructuring charges totaling $75 million to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The goodwill write-downs taken in 1995 and 1996 following evaluations of goodwill for impairment have eliminated goodwill from the Company's balance sheet. In addition, during the first quarter of 1997, the Company reached voluntary agreements with the majority of its vendors to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. While the actions taken by management contributed to improved performance in the first quarter of 1997, improved borrowing flexibility and capacity and uninterrupted shipments from vendors are essential to the Company's ability to continue as a going concern.

    In March 1997, the Company obtained waivers of financial covenants and technical defaults under its credit agreement through May 29, 1997. The Company is currently in negotiations with its banks to obtain an amendment to its credit agreement that will modify or provide additional flexibility in the covenants and provide additional financing under a term facility. If an amendment is not obtained by May 29, 1997, when the waivers under the credit agreement expire, the Company will be in default and the banks could demand repayment of all amounts outstanding under the revolver. There can be no assurance that debt or equity to repay the revolver, if necessary, will be available or can be arranged on acceptable terms. See "- Liquidity and Capital Resources" and Note 2 and
Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following table presents certain sales and store data for the non-mall based full-media superstores (Media Play and On Cue), the mall based music and video sell-through stores (Sam Goody, Musicland and Suncoast Motion Picture Company) and in total for the Company for the three months ended March 31, 1997 and 1996.

                                            THREE MONTHS ENDED MARCH 31,
                                --------------------------------------------------
                                                                PERCENT OF TOTAL
                                                               -------------------
                                  1997      1996    % CHANGE     1997      1996
                                --------  --------  ---------  --------  ---------
                                   (DOLLARS AND SQUARE FOOTAGE IN MILLIONS)
SALES:
   Non-mall stores              $ 130.2   $ 133.9      (2.7)%      34.6%     34.9%
   Mall stores                    243.1     246.4      (1.3)       64.6      64.2
   Total (1)                      376.1     383.6      (2.0)      100.0     100.0
COMPARABLE STORE SALES % CHANGE:
   Non-mall stores                  5.6%     (4.8)%     N/A         N/A       N/A
   Mall stores                      1.8      (2.3)      N/A         N/A       N/A
   Total (1)                        2.9      (2.9)      N/A         N/A       N/A

STORE COUNT AT END OF PERIOD:
   Non-mall stores                  224       248      (9.7)%      16.1%     16.6%
   Mall stores                    1,147     1,224      (6.3)       82.4      81.9
   Total (1)                      1,392     1,494      (6.8)      100.0     100.0
STORE SQUARE FOOTAGE AT END OF
 PERIOD:
   Non-mall stores                  4.3       5.4     (21.4)%      50.4%     54.8%
   Mall stores                      4.1       4.4      (6.5)       48.9      44.6
   Total (1)                        8.4       9.9     (14.6)      100.0     100.0

-----------------------
(1) The totals include other divisions which individually are not significant.


    SALES. Comparable store sales gains in the first quarter of 1997 reflect sales growth in prerecorded music and video. First quarter comparable store sales growth in prerecorded music increased 4.9% in 1997 compared to an increase of 0.9% in 1996. In prerecorded video, first quarter comparable store sales increased 1.7% in 1997 compared to a decrease of 5.9% in 1996. The relatively weak comparable store sales results in the first quarter of 1996 were impacted by the lack of strong product releases in both music and video and the effects of bad weather, particularly early in the quarter. For the second quarter of 1997, the Company does not anticipate that sales from prerecorded music and video releases will be as strong as those released in the second quarter of 1996 and, accordingly, the Company does not anticipate that the comparable store sales results achieved in the first quarter of 1997 will continue into the second quarter. Sales in the second quarter of 1996 benefited from the sales volume generated by prerecorded music releases from Hootie and the Blowfish and Metallica and prerecorded video titles including "Waiting to Exhale" and "Aristocats." The decreases in total sales in the first quarter of 1997 resulted primarily from the net decrease in store count of 102 stores since March 31, 1996. The expansion of non-mall stores accounted for most of the increase in total sales in the first quarter of 1996. See "- Liquidity and Capital Resources - Investing Activities."

    The Company's stores continue to face increased competition from non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores create intense price competition and adversely affect the performance of both the Company's non-mall and mall stores. The Company anticipates that the challenging retail sales environment will continue into the foreseeable future.

    During the second half of 1996, the Company experienced difficulty in obtaining shipments from certain vendors in the books, computer software, video games and trend product categories, primarily due to concerns about the Company's liquidity. In the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. Because these understandings are voluntary on the part of the vendors and will continue at their sole discretion, there can be no assurance that the Company will continue to receive adequate product from its vendors on acceptable credit terms. See "- Liquidity and Capital Resources."

    GROSS PROFIT. Gross profit as a percentage of sales was 33.6% in the first quarter of 1997 compared with 33.8% in the first quarter of 1996, a decrease of 0.2%. Inventory shrinkage in the first quarter increased to 1.3% in 1997 from 1.0% in 1996. Because the low-price, non-mall superstores have a lower gross margin than mall stores, the expansion of non-mall stores in previous periods negatively impacted total Company gross margin as their sales increased in proportion to total Company sales. The proportion of sales from the non-mall stores relative to total sales decreased in the first quarter of 1997 due to store closings and resulted in an improvement to gross margin of 0.1%. The Company expects a reduced impact on gross margin from the non-mall stores because of the non-mall store closings and the curtailment of non-mall store expansion. The Company may also potentially benefit from the continued compliance by certain non-mall competitors with the more strictly enforced minimum advertised price ("MAP") policies of certain of the largest prerecorded music suppliers and the continued closing of stores by certain mall competitors.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in selling, general and administrative expenses in the first quarter of 1997 compared with the first quarter of 1996 was primarily due to the store closings over the past twelve months. The Company also achieved cost savings in the first quarter of 1997 from less expensive but more efficient advertising and, to a lesser extent, the closing of the Minneapolis distribution facility. Financial and legal advisory services and related expenses, most of which were required or incurred in conjunction with the Company's credit agreement, totaled approximately $2.1 million in 1997. Selling, general and administrative expenses as a percentage of sales were 34.6% in the first quarter of 1997 compared with 36.4% in the first quarter of 1996, a decrease of 1.8%. This rate decrease was primarily attributable to the comparable store sales increase in the first quarter of 1997.

    Management believes that the closing of underperforming stores, the consolidation of distribution facilities into a single facility in Franklin, Indiana and other streamlining and profit improvement actions taken in 1996 and 1997 will reduce expenses in 1997. Additionally, store opening costs in 1997 will be minimal due to very limited store expansion plans. These reductions may be offset by contingent rentals on the Franklin distribution facility, which fluctuate based upon changes in certain interest rates. The Company also anticipates improvements in expenses as a percentage of sales from the lower cost structure of the non-mall stores as the existing, streamlined base of stores matures and realizes comparable store sales growth; however, these improvements may not be fully realized until the fourth quarter due to seasonality.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased
$1.7 million in the first quarter of 1997 compared to the first quarter of 1996. Goodwill amortization, eliminated after the write-down of the remaining goodwill balance in the fourth quarter of 1996, was $0.8 million for the three months ended March 31, 1996. Other depreciation and amortization was $9.9 million and $10.8 million in the first quarters of 1997 and 1996, respectively, and related primarily to stores. The decrease in 1997 was primarily attributable to store closings.

    RESTRUCTURING CHARGES. During 1996, the Company implemented programs designed to improve profitability and increase inventory turnover. Pretax restructuring charges of $35 million and $40 million were recorded in the first and fourth quarters of 1996, respectively, to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The store closings include 79 mall stores and 36 non-mall stores. Through March 31, 1997, the Company closed the distribution facility and 114 stores, including 79 mall stores and 35 non-mall stores. As of March 31, 1997, $64.3 million of the restructuring reserve had been utilized, consisting of $29.5 million of cash payments, related primarily to payments to landlords for the early termination of operating leases and legal and consulting fees, and $34.8 million of non-cash charges related to write-downs of leasehold improvements and certain equipment, net of unamortized lease credits. The reserve balance of $10.7 million relates primarily to estimated costs for the one remaining non-mall store closing and remaining lease obligations on nine previously closed non-mall stores without termination agreements, net of sublease income on certain stores. See "- Liquidity and Capital Resources - Investing Activities."

    INTEREST EXPENSE. Interest expense in the first quarter of 1997 increased $1.0 million over the first quarter of 1996, of which $0.7 million was due to an increase in the weighted average interest rate on the revolver and the remainder was due to higher outstanding borrowings on the revolver. For the three months ended March 31, 1997 and 1996, the average daily revolver balances were $263.6 million and $232.5 million, respectively, and the weighted average interest rates on the revolver, based upon the average daily balances, were 8.0% and 7.0%, respectively.

    During 1996 and in January 1997, Moody's Investor's Service, Inc. and Standard & Poor's Corporation issued downgrades to the ratings of the Company's revolving credit facility and its $110 million senior subordinated notes. These downgrades occurred as a result of a number of factors including the continued weak retailing environment, increased competition from nontraditional music retailers, declining mall traffic and fundamental changes in the way recorded music is distributed, which, along with high fixed costs from poorly performing stores and aggressive store expansion in previous years, have negatively impacted the Company's financial performance and limited the Company's financial flexibility. The downgrades issued in January 1997 also cited diminishing liquidity due to the Company's reliance upon waivers to continue access to its revolving credit facility. As a result of the lower credit ratings and an amendment to the Company's credit agreement in April 1996, the annual facility fee rate increased from 0.30% to 0.50% and the margin added to variable interest rates on revolver borrowings increased by 0.93%. See "- Liquidity and Capital Resources."

    INCOME TAXES. The income tax benefit and the effective income tax rate in the first quarter of 1996 have been adjusted from $22.4 million and 35.6%, respectively, to $10.3 million and 16.3%, respectively, to reflect the effect of the deferred tax valuation allowances recorded in the fourth quarter of 1996. The valuation allowances were required because of the uncertainty of future earnings and reduced the deferred income tax balances at December 31, 1996 to approximate the remaining recoverable income taxes after carryback of the taxable loss for the year ended December 31, 1996. Accordingly, the Company expects its tax provision for the year ending December 31, 1997 to be minimal and no tax provision (benefit) will be recorded on pretax earnings (loss) in interim periods during 1997. The effective income tax rate for the three months ended March 31, 1996, before consideration of the adjustment for valuation allowances, varies from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes. See Note 5 of Notes to Consolidated Financial Statements.

    SEASONALITY. The Company's business is highly seasonal, with nearly 40% of the annual revenues and all of the net earnings generated in the fourth quarter.

    RECENTLY ISSUED ACCOUNTING STANDARDS. Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of this statement will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents either have had no material effect on earnings per share amounts or have been anti-dilutive with respect to losses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of capital are borrowings under the revolving credit facility pursuant to the terms of its bank credit agreement and internally generated cash. The credit agreement, in the absence of any default, provides for a revolving credit facility and expires in October 1999.
Borrowings under the revolving credit facility are available up to $275 million (subject to certain limitations) during the period from December 20, 1996 through September 11, 1997, and up to $300 million (subject to certain limitations) thereafter. At March 31, 1997, the maximum permitted borrowings under the revolver, based upon the lesser of a percentage of inventory or the
maximum available for the period, were $275 million.   The Company had
borrowings under the revolver of $273.0
million at March 31, 1997; however cash and cash equivalents at March 31, 1997 were $79.0 million. See "-- Financing Activities" and Note 3 of Notes to Consolidated Financial Statements.

    The credit agreement contains covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. Additionally, the Company must meet financial covenants relating to fixed charge coverage, consolidated tangible net worth, debt to total capitalization, debt and trade payables to eligible inventory and a one day clean-down of revolver borrowings. An amendment to the credit agreement in October 1996 waived certain financial covenants and further modified other financial covenants through March 30, 1997. In March 1997, the Company obtained an agreement from its banks to waive financial covenants and technical defaults through May 29, 1997. Without the waivers in October 1996 and March 1997, the Company would have been in default of the financial covenants related to the fixed charge coverage ratio, consolidated tangible net worth, debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement during the first quarter of 1997. Additionally, the Company would have been in technical default of the financial covenant restricting additional debt and the related lien on March 31, 1997 due to the consolidation of a special purpose entity that holds property and a mortgage note payable.

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

    The Company's Franklin distribution facility is under an operating lease with a special purpose entity that contains certain financial covenants. The write-down of goodwill in 1995 followed by an additional write-down of the remaining goodwill balance on December 31, 1996 caused the Company to be in default of the financial covenant related to the maximum total liabilities to total stockholders' equity ratio on December 31, 1996. This covenant ratio did not anticipate the impact on stockholders' equity of any goodwill write-down. The Company is working with the parties to the operating lease to obtain a waiver of this financial covenant for December 31, 1996. However, there can be no assurance that the Company will be able to obtain such a waiver or that alternative sources of financing for the distribution facility would be available if the waiver is not obtained.

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

    OPERATING ACTIVITIES. Net cash used in operating activities (including, in 1996, the decrease in checks drawn in excess of bank balances which relate to vendor payments) during the three months ended March 31, 1997 and 1996 was $80.2 million and $241.6 million, respectively. The lower level of cash used in the first three months of 1997 was primarily due to lower inventory levels as a result of the consolidation of distribution centers into a single facility, store closings and other initiatives designed by management to increase inventory turnover. Cash used for inventory purchases, as reflected by the aggregate net changes in inventories, accounts payable and checks drawn in excess of bank balances, was $49.3 million in 1997 compared to $190.7 million in 1996. Restructuring reserve utilization in the first three months of 1997 included $5.4 million of cash expenditures and $17.8 million of non-cash charges. Changes in other operating assets and liabilities are related primarily to the seasonal nature of the business and also reflect the effect of store closings and the curtailment of store expansion.

    The Company received income tax refunds in the first quarter of 1997 totaling approximately $20 million from the carryback of the taxable loss for the year ended December 31, 1996, while taxes paid in the first three months of 1996 on taxable income in 1995 were approximately $9 million. Changes in the deferred income tax balances and most of the increase in other current assets during the first three months of 1996 from December 31, 1995 were due to the tax provision (benefit) recorded on the loss in the first quarter of 1996.
The net current deferred tax asset and net noncurrent deferred tax liability were increased (decreased) by ($10.5) million and $1.6 million, respectively, to reflect the effect of the deferred tax valuation allowances established in the fourth quarter of 1996. See Note 5 of Notes to Consolidated Financial Statements.

    INVESTING ACTIVITIES. Store expansion and closings were as follows for the periods indicated:

                        THREE MONTHS ENDED    TWELVE MONTHS ENDED
                             MARCH 31,             MARCH 31,
                        -------------------   -------------------
                          1997       1996       1997       1996
                        --------   --------   --------   --------
OPENINGS:
   Non-mall stores          -          9         10        108
   Mall stores              -          2         12         43
   Total (1)                -         11         24        158
CLOSINGS:
   Non-mall stores        (21)        (3)       (34)        (3)
   Mall stores            (52)       (10)       (89)       (57)
   Total (1)              (74)       (13)      (126)       (60)
NET INCREASE (DECREASE):
   Non-mall stores        (21)         6        (24)       105
   Mall stores            (52)        (8)       (77)       (14)
   Total (1)              (74)        (2)      (102)        98

-----------------------
(1)  The totals include other divisions which individually are not significant.


    Through March 31, 1997, the Company has closed 114 stores, including 79 mall stores and 35 non-mall stores, under restructuring programs which include closing a total of 115 stores. The Company is closely monitoring other nonproductive stores and may close additional stores, the majority of which are at or near the end of their lease terms. Inventories from closed stores will be either redeployed to existing stores that are more profitable, returned to vendors or sold in preclosing liquidation sales.

    Capital expenditures in 1997 will be limited to approximately $20 million and will consist primarily of improvements to existing stores. Plans for a portion of the capital spending include the downsizing of Media Play stores from approximately 50,000 square feet to approximately 35,000 to 40,000 square feet. The Company anticipates that these capital expenditures will be financed by borrowings under its credit agreement and internally generated cash. Since 1995, capital expenditures have been significantly lower than in previous years because of the challenging retail environment, which is expected to continue into the foreseeable future. Historically, most of the Company's capital expenditures have been for store expansion, and the majority of the store expansion in recent years has consisted of new Media Play stores.

    FINANCING ACTIVITIES. The Company's financing activities principally consist of borrowings and repayments under its revolving credit facility. Cash provided by (used in) financing activities (excluding the decrease in checks drawn in excess of bank balances which relate to vendor payments) was ($0.8) million and $243.0 million during the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997, outstanding revolver borrowings were $273.0 million while cash and cash equivalents were $79.0 million. The Company had $296.0 million of revolver borrowings and checks drawn in excess of bank balances of $4.2 million outstanding at March 31, 1996.

    The Company has maintained higher revolver and cash balances since the fourth quarter of 1996 because the financial covenants related to the annual one day clean-down requirement during the period from December 15, 1996 to February 15, 1997 and the debt and trade payables to eligible inventory ratio were waived. Accordingly, outstanding revolver borrowings at March 31, 1997, for purposes of comparison to the $296.0 million of outstanding revolver borrowings at March 31, 1996, would have been $194.0 million when netted with the balance of cash and cash equivalents. The lower level of net revolver borrowings at March 31, 1997 is due primarily to the closing of underperforming stores, reduced inventory levels and expense reductions.

    The Company's revolving credit facility expires in October 1999. The Company made a principal payment on its mortgage note payable of $1.8 million in March 1997 with the balance due at the end of either the original term in May 2000 or the one year renewal term in May 2001. The operating lease for the distribution facility in Franklin, Indiana contains a residual value guarantee in an amount not to exceed approximately $25 million at the end of either the original lease term in March 1999 or the one year renewal term in March 2000. The lease also contains a purchase option at the end of either the original or renewal period. The Company plans to either sell and lease back these properties or seek other sources of financing. As the challenging retail environment is expected to continue into the foreseeable future, there can be no assurance that the Company will be able to obtain adequate or alternative sources of financing to meet its obligations under these agreements.

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

                             PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               10.18  Change of Control Agreement with Mr. Wachsman                            __________

               10.21  Executive Officer Salary Continuation Plan dated as of March 10, 1997    __________

               15.    Letter re unaudited interim financial information                        __________

               27.    Financial Data Schedules                                                 __________

          (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended March 31, 1997.



Omitted from this Part II are items which are not applicable or to which the answer is negative for the period covered.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             MUSICLAND STORES CORPORATION


                                       By: \s\Reid Johnson
                                           ---------------------------------
                                           Reid Johnson
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (authorized officer, principal
                                           financial and accounting officer)






                                       Date: May 14, 1997