Form 10-K/A
period 1996-12-31
MUSICLAND STORES CORP
filed 1997-06-26
CIK 832995

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

For the transition period from ________ to ________

Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    41-1623376
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  10400 YELLOW CIRCLE DRIVE,
     MINNETONKA, MINNESOTA                               55343
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  (612) 931-8000

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------        -----------------------------------------
Common stock, $.01 par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

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


                                                  MUSICLAND STORES CORPORATION
                                                            (Registrant)



                                        By:  \s\ Reid Johnson
                                             ------------------------
                                             Reid Johnson
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (authorized officer, principal
                                             financial and accounting officer)



                                         Date: June 24, 1997

                                  EXHIBIT INDEX

     The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1996.

  EXHIBIT                                                                                        SEQUENTIAL
    NO.                           DESCRIPTION                                                     PAGE NO.
----------    -----------------------------------------------------------------------------     ----------
    3.1     - Restated Certificate of Incorporation of MSC, as amended                              [i]
    3.2     - By-laws of MSC, as amended                                                            [ii]
    4.1     - Senior Subordinated Note Indenture, including form of Note, dated as of
              June 15, 1993 among MGI, MSC and Bank One Columbus, N.A. as
              successor Trustee to Harris Trust and Savings Bank                                    [iii]
    4.2(a)  - Credit Agreement dated as of October 7, 1994 (the "Credit Agreement")
              among MGI, MSC, the banks listed therein and Morgan Guaranty Trust
              Company of New York, as agent                                                         [iv]
    4.2(b)  - Amendment No. 1 dated as of February 28, 1995 to the Credit
              Agreement                                                                             [viii]
    4.2(c)  - Amendment No. 2 dated as of April 9, 1996 to the Credit Agreement                     [xi]
    4.2(d)  - Amendment No. 3 dated as of October 18, 1996 to the Credit Agreement                  [xii]
    4.2(e)  - Waiver and Agreements under Credit Agreement dated as of March 7, 1997
              to the Credit Agreement                                                               [xiv]
    4.3     - Rights Agreement dated as of March 14, 1995, between MSC
              and Norwest Bank Minnesota, National Association, as Rights Agent                     [v]
    9       - Voting Trust Agreement among DLJ, certain of its affiliates, the
              Equitable Investors and Meridian Trust Company                                        [i]
    10.1(a) - Lease Agreement dated March 31, 1994 between Shawmut Bank
              Connecticut, N.A. as Owner Trustee and Musicland Retail, Inc., as
              Lessee                                                                                [viii]
    10.1(b) - Participation Agreement dated March 31, 1994 among Musicland Retail,
              Inc., as Lessee, Shawmut Bank Connecticut, N.A. as Owner Trustee,
              Kleinwort Benson Limited, as Owner Participant, Lender and Agent and
              The Long-Term Credit Bank of Japan, Ltd. Chicago Branch, Credit
              Lyonnais Cayman Island Branch, The Fuji Bank, Limited, as Lenders                     [viii]
    10.1(c) - Guaranty of MGI dated March 31, 1994                                                  [viii]
    10.2(a) - Master Lease dated May 12, 1995 between Media Play Trust, as
              Landlord, and Media Play, Inc., as Tenant                                             [ix]
    10.2(b) - Participation Agreement dated May 12, 1995 among Natwest Leasing
              Corporation, as Owner Participant, Media Play Trust, As Trust, Yasuda
              Bank and Trust Company (U.S.A.), as Owner Trustee, National
              Westminster Bank PLC, as Agent and Lender, Media Play, Inc., as
              Tenant and the Long-Term Credit Bank of Japan, Ltd. Chicago Branch
              and The Yasuda Trust & Banking Company, Ltd., Chicago Branch, as
              Other Lenders                                                                         [ix]
    10.2(c) - Amendment No. 1 dated as of April 9, 1996 to the Participation
              Agreement                                                                             [xi]
    10.2(d) - Lease Guaranty dated May 12, 1995 between MGI, as Guarantor, and
              Media Play Trust, as Landlord                                                         [ix]
    10.2(e) - Amendment No. 1 dated as of April 9, 1996 to the Lease Guaranty                       [xi]
   *10.3(a) - Subscription Agreement among MSC and the Management Investors                         [vi]
   *10.3(b) - Form of amendment to Management Subscription Agreement                                [i]
   *10.4    - Form of Registration Rights Agreement among MSC, DLJ and the
              Management Investors                                                                  [vii]
   *10.5(a) - Employment Agreement with Mr. Eugster                                                 [vi]

 EXHIBIT                                                                                          SEQUENTIAL
   NO.                               DESCRIPTION                                                   PAGE NO.
--------      --------------------------------------------------------------------------------    ----------
*10.5(b)    - Form of amendment to Employment Agreement with Mr. Eugster                            [i]
*10.5(c)    - Amendment No. 2 to Employment Agreement with Mr. Eugster                              [x]
*10.6(a)    - Form of Employment Agreement with Messrs. Benson and Ross                             [vi]
*10.6(b)    - Amendment to Employment Agreement with Mr. Benson                                     [xiv]
*10.6(c)    - Amendment to Employment Agreement with Mr. Ross                                       [xiv]
*10.7(a)    - Form of Employment Agreement with Messrs. Bausman and Henderson                       [vi]
*10.7(b)    - Form of amendment to Employment Agreements with Messrs. Bausman and Henderson         [i]
*10.7(c)    - Amendment No. 2 to Employment Agreement with Mr. Bausman                              [x]
*10.7(d)    - Amendment No. 2 to Employment Agreement with Mr. Henderson                            [x]
*10.8(a)    - Change of Control Agreement with Mr. Eugster                                          [vi]
*10.8(b)    - Form of amendment to Change of Control Agreement with Mr. Eugster                     [i]
*10.8(c)    - Amendment No. 2 to Change of Control Agreement with Mr. Eugster                       [x]
*10.8(d)    - Amendment No. 3 to Change of Control Agreement with Mr. Eugster                       [xiv]
*10.9       - Management Incentive Plan dated as of January 1, 1996                                 [xiv]
*10.10      - 1988 Stock Option Plan, as amended                                                    [i]
*10.11      - Stock Option Plan for Unaffiliated Directors of MSC, as amended                       [i]
*10.12      - 1992 Stock Option Plan                                                                [i]
*10.13      - Musicland Stores Corporation 1994 Employee Stock Option Plan                          [viii]
*10.14      - Employment Letter Agreement with Mr. Johnson                                          [viii]
*10.15(a)   - Change of Control Agreement with Mr. Johnson                                          [x]
*10.15(b)   - Amendment No. 1 to Change of Control Agreement with Mr. Johnson                       [xiv]
*10.16(a)   - Change of Control Agreement with Messrs. Benson and Ross                              [vi]
*10.16(b)   - Amendment No. 1 to Change of Control Agreement with Mr. Benson                        [xiv]
*10.16(c)   - Amendment No. 1 to Change of Control Agreement with Mr. Ross                          [xiv]
*10.17      - Form of Executive Severance Agreement with Mr. Wachsman                               [xiv]
*10.18      - Long Term Incentive Plan dated as of January 1, 1996                                  [xiv]
*10.19      - Executive Officer Short Term Incentive Plan dated as of
              November 15, 1996                                                                     [xiv]
 11         - Statement re computation of per share earnings                                        [xiii]
 21         - Subsidiaries of MSC                                                                   [ii]
 23         - Consent of Arthur Andersen LLP                                                        -
 27         - Financial Data Schedules                                                              [xiv]
 99         - Form 11-K for The Musicland Group's Capital Accumulation Plan                         -

------------------------------

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

[x] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on April 12, 1996 (Commission File No. 1-11014).

[xi] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarter period ended March 31, 1996 filed with the Commission on May 10, 1996 (Commission File No. 1-11014).

[xii] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarter period ended September 30, 1996 filed with the Commission on November 13, 1996 (Commission File No. 1-11014).

[xiii] Earnings (loss) per common share amounts are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. For purposes of earnings (loss) per share computations, shares of common stock under the Company's employee stock ownership plan, established in the third quarter of 1995, are not considered outstanding until they are committed to be released. Common stock equivalents related to stock options are anti-dilutive in 1996 and 1995 due to the net losses. Common stock equivalents related to stock options, which would have a dilutive effect based upon current market prices, had no material effect on net earnings per common share in years prior to 1995. Accordingly, this exhibit is not applicable to the Company.

[xiv]     Previously filed.

* Indicates Management Contract or Compensatory Plan or Agreement required to be filed as an Exhibit to this form.