Form 10-Q
period 1997-06-30
MUSICLAND STORES CORP
filed 1997-08-13
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

     Delaware                                           41-1623376
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

10400 Yellow Circle Drive, Minnetonka, MN                  55343
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
         The number of shares outstanding of the Registrant's common stock as of July 31, 1997 was 34,301,956 shares.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                      Page


   Item 1. Financial Statements.


           Consolidated Statements of Operations                      3

           Consolidated Balance Sheets                                4

           Consolidated Statements of Cash Flows                      5

           Notes to Consolidated Financial Statements                 6

           Report of Independent Public Accountants                  10


   Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition.                    11



PART II - OTHER INFORMATION


   Item 2. Changes in Securities.                                    18

   Item 5. Other Information.                                        18

   Item 6. Exhibits and Reports on Form 8-K.                         18

   Signature                                                         20

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)



                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                       ------------------------  ----------------------
                                                           1997        1996         1997        1996
                                                       ---------  -------------  ----------  ----------
                                                                  (As Adjusted)            (As Adjusted)
                                                                     (Note 5)                 (Note 5)
Sales ..............................................   $ 342,746    $ 372,410    $ 718,826    $ 755,980
Cost of sales ......................................     222,318      245,828      471,935      499,565
                                                       ---------    ---------    ---------    ---------

   Gross profit ....................................     120,428      126,582      246,891      256,415

Selling, general and administrative expenses .......     121,543      135,814      251,489      275,303
Depreciation and amortization ......................       9,627       11,175       19,479       22,734
Restructuring charge ...............................        --           --           --         35,000
                                                       ---------    ---------    ---------    ---------

   Operating loss ..................................     (10,742)     (20,407)     (24,077)     (76,622)

Interest expense ...................................       7,583        8,362       15,231       15,034
                                                       ---------    ---------    ---------    ---------

   Loss before income taxes ........................     (18,325)     (28,769)     (39,308)     (91,656)

Income taxes .......................................        --         (4,689)        --        (14,940)
                                                       ---------    ---------    ---------    ---------

   Net loss ........................................   $ (18,325)   $ (24,080)   $ (39,308)   $ (76,716)
                                                       =========    =========    =========    =========

   Loss per common share ...........................   $   (0.55)   $   (0.72)   $   (1.17)   $   (2.30)
                                                       =========    =========    =========    =========

Weighted average number of common shares outstanding      33,507       33,402       33,494       33,387
                                                       =========    =========    =========    =========




















          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                                         June 30,
                                                                  ----------------------   December 31,
                                                                     1997        1996         1996
                                                                  ----------   ---------    ---------
                                                                             (As Adjusted)
                                                                                (Note 5)
                                  ASSETS
Current assets:
   Cash and cash equivalents ..................................   $  13,210    $   5,485    $ 161,976
   Inventories ................................................     452,696      529,699      506,093
   Deferred income taxes ......................................      11,800       15,662       11,800
   Other current assets .......................................       8,647       33,705       31,492
                                                                  ---------    ---------    ---------
     Total current assets .....................................     486,353      584,551      711,361

Property, at cost .............................................     421,278      428,418      430,116
Accumulated depreciation and amortization .....................    (156,525)    (140,793)    (152,120)
                                                                  ---------    ---------    ---------
   Property, net ..............................................     264,753      287,625      277,996

Goodwill ......................................................        --         96,755         --
Deferred income taxes .........................................       1,200         --          1,200
Other assets ..................................................       8,850        6,353        6,358
                                                                  ---------    ---------    ---------

     Total Assets .............................................   $ 761,156    $ 975,284    $ 996,915
                                                                  =========    =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt .......................   $   6,786    $    --      $   2,060
   Revolver ...................................................     223,000      316,000      272,000
   Accounts payable ...........................................     304,307      287,527      406,642
   Restructuring reserve ......................................       4,755       15,605       33,963
   Other current liabilities ..................................      65,331       63,242      100,866
                                                                  ---------    ---------    ---------
     Total current liabilities ................................     604,179      682,374      815,531

Long-term debt ................................................     142,255      110,000      122,539
Other long-term liabilities ...................................      50,568       55,582       56,226
Deferred income taxes .........................................        --          8,172         --

Stockholders' equity (deficit):
   Preferred stock ($.01 par value; authorized: 5,000,000 .....
      shares; issued and outstanding: none)                            --           --           --
   Common stock ($.01 par value; authorized: 75,000,000
      shares;  issued and outstanding: 34,301,956 shares) .....         343          343          343
   Additional paid-in capital .................................     254,739      254,411      253,896
   Accumulated deficit ........................................    (277,957)    (121,627)    (238,649)
   Deferred compensation ......................................      (7,998)      (8,998)      (7,998)
   Common stock subscriptions .................................      (4,973)      (4,973)      (4,973)
                                                                  ---------    ---------    ---------

     Total stockholders' equity (deficit) .....................     (35,846)     119,156        2,619
                                                                  ---------    ---------    ---------

     Total Liabilities and Stockholders' Equity (Deficit) .....   $ 761,156    $ 975,284    $ 996,915
                                                                  =========    =========    =========



          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                  1997            1996
                                                                               ------------ -------------
                                                                                            (As Adjusted)
                                                                                               (Note 5)
OPERATING ACTIVITIES:
  Net loss ..................................................................   $ (39,308)   $ (76,716)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................      19,711       23,043
    Disposal of property ....................................................       2,334        1,633
    Restructuring charge ....................................................        --         35,000
    Deferred income taxes ...................................................        --          6,010
  Changes in operating assets and liabilities:
    Inventories .............................................................      53,397        3,994
    Other current assets ....................................................      22,845      (12,895)
    Accounts payable ........................................................    (102,335)    (116,321)
    Restructuring reserve ...................................................      (7,667)      (3,741)
    Other current liabilities ...............................................     (35,504)     (45,135)
    Other assets ............................................................      (1,957)        (210)
    Other long-term liabilities .............................................      (1,905)       3,024
                                                                                ---------    ---------
     Net cash used in operating activities ..................................     (90,389)    (182,314)
                                                                                ---------    ---------

INVESTING ACTIVITIES:
  Capital expenditures ......................................................      (3,819)      (7,864)
                                                                                ---------    ---------

FINANCING ACTIVITIES:
  Decrease in checks drawn in excess of bank balances .......................        --        (69,321)
  Borrowings (repayments) under revolver ....................................     (49,000)     263,000
  Principal payments on long-term debt ......................................      (5,558)        --
  Proceeds from sale of common stock ........................................        --             13
                                                                                ---------    ---------
     Net cash provided by (used in) financing activities ....................     (54,558)     193,692
                                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................    (148,766)       3,514

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................     161,976        1,971
                                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $  13,210    $   5,485
                                                                                =========    =========

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest .................................................................   $  16,410    $  13,582
   Income taxes, net ........................................................     (22,954)       9,931





          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (Dollars in thousands, except per share amounts)


1.       Basis of Presentation

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

2.       Summary  of  Significant  Risks and  Uncertainties  and  Going  Concern
         Assessment

         In recent years, the Company's stores have faced increased competition from non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores created intense price competition and adversely affected the performance of both the Company's non-mall and mall stores. The Company experienced liquidity pressures as a result of the challenging retail sales environment, the negative impact of underperforming existing stores and new Media Play stores opened in 1995 and 1996, particularly those which performed below expectations. During the second half of 1996, the Company encountered difficulty in obtaining shipments from certain vendors, primarily due to concerns about the Company's liquidity. The competitive environment has eased somewhat in 1997 as a result of the closing of stores by certain mall competitors and the continued voluntary compliance by certain non-mall competitors with the more strictly enforced minimum advertised price ("MAP") policies initiated by certain of the largest prerecorded music suppliers.

         Management implemented programs during 1996 to improve profitability, reduce inventory levels and increase inventory turnover. More focused marketing and advertising programs were instituted in late 1996. The Company slowed store expansion to focus on improving performance in its existing stores and recorded pretax restructuring charges totaling $75,000 to reflect estimated costs associated with the closing of 114 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The goodwill write-downs taken in 1995 and 1996, following evaluations of goodwill for impairment, have eliminated goodwill from the Company's balance sheet. In addition, during the first quarter of 1997, the Company reached voluntary agreements with the majority of its vendors to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases.

         In June 1997, the Company completed agreements with its banks to amend the existing credit agreement to provide additional flexibility in the covenants and to provide additional financing under a term facility. The Company also obtained the necessary amendments to financing agreements relating to its Franklin distribution facility, three of its Media Play stores and its senior subordinated notes. The Company had previously obtained waivers of certain financial covenants and technical defaults under the credit agreement that had been extended through June 30, 1997 to allow for adequate time to complete

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                (Dollars in thousands, except per share amounts)


2. Summary of Significant Risks and Uncertainties and Going Concern Assessment (Continued)

all of the necessary financing agreements and related amendments. Following completion of these agreements, the Company began and has not yet finalized negotiations with its vendors to develop a repayment schedule for the deferred trade payables balances and to return to normal credit terms. While the actions taken by management contributed to improved performance in the first half of 1997 and an improvement in the Company's financial position, uninterrupted shipments from vendors on more flexible credit terms, particularly for seasonal purchases, are essential to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.       Revolving Credit Facility and Term Loan

         In June 1997, the Company obtained an amendment to its credit agreement that modified and provided additional flexibility in financial covenants related to fixed charge coverage, consolidated tangible net worth and debt to total capitalization and removed financial covenants related to the debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement of borrowings under the revolving credit facility. The amendment also allows for additional financing under a term loan facility. The Company had previously obtained waivers of certain financial covenants and technical defaults under the credit agreement that had been extended through June 30, 1997 to allow for adequate time to complete all of the necessary financing agreements and related amendments.

         Pursuant to the amendment, borrowings are available under the revolving credit facility up to a maximum of the lesser of 60% of eligible inventory or $275,000 through December 11, 1997, $255,000 during the period from December 12, 1997 through February 15, 1998 and $245,000 thereafter. However, for any borrowings which result in a net increase in total outstanding revolver borrowings, total trade accounts payable must be equal to or greater than the total outstanding revolver borrowings. Outstanding revolver borrowings in excess of $245,000 are secured by the Company's inventory. At June 30, 1997, the maximum permitted borrowings under the revolver were $275,000. The Company had revolver borrowings of $223,000 at June 30, 1997 and had cash and cash equivalents of $13,210. The Company may request borrowings under the term loan facility on or after September 15, 1997, provided certain conditions are met. Any amount of the $50,000 term loan facility that is not borrowed by October 31, 1997 expires and is no longer available to the Company.

4.       Restructuring Charges

         During 1996, the Company implemented programs designed to improve profitability and increase inventory turnover. Pretax restructuring charges of $35,000 and $40,000 were recorded in the first and fourth quarters of 1996, respectively, to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The store closings included 79 mall stores and 36 non-mall stores. Through June 30, 1997, the Company closed the distribution facility and 114 stores. The Company had entered into a lease termination agreement with the landlord of the one remaining non-mall store identified under the restructuring program but exercised an option to reinstate the lease and consequently removed the store from the closing list. As of June 30, 1997, $70,245 of the restructuring reserve had been utilized, consisting of $31,759 of cash payments, primarily related to payments to landlords for the early termination of operating leases and legal and consulting fees, and $38,486 of non-cash charges related to write-downs of leasehold improvements and

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                (Dollars in thousands, except per share amounts)


4.       Restructuring Charge (Continued)


certain equipment, net of unamortized lease credits. Because of the remaining lease obligations on five non-mall stores which were closed without termination agreements, the reserve balance of $4,755 was not reduced for the non-mall store that was removed from the closing list.

5.       Income Taxes

         The effective income tax rates for the three months and six months ended June 30, 1996 have been adjusted from 35.3% and 35.5%, respectively, to 16.3%, the income tax benefit was reduced from $10,150 and $32,550, respectively, to $4,689 and $14,940, respectively, and the net current deferred tax asset and net noncurrent deferred tax liability were increased (decreased) by ($15,238) and $2,372, respectively, to reflect the effect of the deferred tax valuation allowances recorded in the fourth quarter of 1996. The valuation allowances were required because of the uncertainty of future earnings and reduced the deferred income tax balances at December 31, 1996 to approximate the remaining recoverable income taxes after carryback of the taxable loss for the year ended December 31, 1996. Accordingly, the Company expects its tax provision for the year ending December 31, 1997 to be minimal and no tax provision (benefit) will be recorded on pretax earnings (loss) in interim periods during 1997. The effective income tax rates for the three months and six months ended June 30, 1996, before consideration of the adjustment for valuation allowances, vary from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes.

6.       Loss Per Common Share

         Loss per common share amounts are computed by dividing net loss by the weighted average number of common shares outstanding. For purposes of loss per share computations, shares of common stock under the Company's employee stock ownership plan, established in the third quarter of 1995, are not considered outstanding until they are committed to be released. Common stock equivalents related to stock options and warrants are anti-dilutive due to the net loss in each period.

7.       Common Stock Warrants

         In connection with the term loan agreement completed in June 1997, the Company issued warrants for the purchase of 1,822,087.16 shares of common stock at $1.5625 per share. The warrants are exercisable over a period of five years and expire in 2002. The difference between the exercise price and the fair value of the warrants at the time of issuance of $890 was recorded as additional debt issuance costs and an increase to additional paid-in capital.

8.       Supplemental Cash Flow Information

         The Company's distribution facility in Franklin, Indiana and most of the related equipment, which together had an original cost of approximately $30,000, were financed under an operating lease with a special purpose entity that had been formed for the purpose of purchasing the land and equipment and constructing the facility using secured long-term financing. The land, building and equipment, together with the related mortgage note payable, were recorded on the Company's books after the terms of an amendment to the operating lease required consolidation of the special purpose entity as of June 1997, the date of the amendment. The terms of the amendment required a principal payment of $3,214 with the effective date of the amendment and require principal payments of $3,214 in September 1997, $1,714 in December 1997 and $857 in February 1998, with the balance due at the end of either the original term in March 1999 or the one year renewal term in March 2000.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                (Dollars in thousands, except per share amounts)


9.       Recently Issued Accounting Standards

         Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of Statement No. 128 will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents either have had no material effect on earnings per share amounts or have been anti-dilutive with respect to losses.

         Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of the total of net income and the components of all other nonowner changes in equity, or comprehensive income, either below net income
(loss) in the statement of operations, in a separate statement of comprehensive income (loss) or within the statement of changes in stockholders' equity. The Company has had no significant items of other comprehensive income.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota,
July 22, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


General

         In recent years, the Company's stores have faced increased competition from non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores created intense price competition and adversely affected the performance of both the Company's non-mall and mall stores. The Company experienced liquidity pressures as a result of the challenging retail sales environment, the negative impact of underperforming existing stores and new Media Play stores opened in 1995 and 1996, particularly those which performed below expectations. During the second half of 1996, the Company encountered difficulty in obtaining shipments from certain vendors, primarily due to concerns about the Company's liquidity. The competitive environment has eased somewhat in 1997 as a result of the closing of stores by certain mall competitors and the continued voluntary compliance by certain non-mall competitors with the more strictly enforced minimum advertised price ("MAP") policies initiated by certain of the largest prerecorded music suppliers.

         Management implemented programs during 1996 to improve profitability, reduce inventory levels and increase inventory turnover. More focused marketing and advertising programs were instituted in late 1996. The Company slowed store expansion to focus on improving performance in its existing stores and recorded pretax restructuring charges totaling $75 million to reflect estimated costs associated with the closing of 114 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The goodwill write-downs taken in 1995 and 1996, following evaluations of goodwill for impairment, have eliminated goodwill from the Company's balance sheet. In addition, during the first quarter of 1997, the Company reached voluntary agreements with the majority of its vendors to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. See "- Liquidity and Capital Resources."

         In June 1997, the Company completed agreements with its banks to amend the existing credit agreement to provide additional flexibility in the covenants and to provide additional financing under a term facility. The Company also obtained the necessary amendments to financing agreements relating to its Franklin distribution facility, three of its Media Play stores and its senior subordinated notes. The Company had previously obtained waivers of certain financial covenants and technical defaults under the credit agreement that had been extended through June 30, 1997 to allow for adequate time to complete all of the necessary financing agreements and related amendments. Following completion of these agreements, the Company began and has not yet finalized negotiations with its vendors to develop a repayment schedule for the deferred trade payables balances and to return to normal credit terms. While the actions taken by management contributed to improved performance in the first half of 1997 and an improvement in the Company's financial position, uninterrupted shipments from vendors on more flexible credit terms, particularly for seasonal purchases, are essential to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Results of Operations

         The following table presents certain unaudited sales and store data for the non-mall based full-media superstores (Media Play and On Cue), the mall based music and video sell-through stores (Sam Goody, Musicland and Suncoast Motion Picture Company) and in total for the Company for the three months and six months ended June 30, 1997 and 1996.


                                                                          Three Months Ended June 30,
                                                     -----------------------------------------------------------------------
                                                                                                       Percent of Total
                                                                                                   -------------------------
                                                         1997           1996          % Change        1997          1996
                                                     -------------  -------------- --------------- ------------  -----------
                                                                             (dollars in millions)
Sales:
    Non-mall stores                                  $     114.4    $     133.3          (14.2)%        33.4%         35.8%
    Mall stores                                            225.6          235.6          ( 4.2)         65.8          63.3
    Total (1)                                              342.7          372.4          ( 8.0)        100.0         100.0

Comparable store sales % change:
    Non-mall stores                                         (3.8)%          4.7%           N/A          N/A           N/A
    Mall stores                                             (0.5)           0.6            N/A          N/A           N/A
    Total (1)                                               (1.6)           1.8            N/A          N/A           N/A


                                                                           Six Months Ended June 30,
                                                     -----------------------------------------------------------------------
                                                                                                       Percent of Total
                                                                                                   -------------------------
                                                         1997           1996          % Change        1997          1996
                                                     -------------  -------------- --------------- ------------  -----------
                                                                    (dollars and square footage in millions)
Sales:
    Non-mall stores                                  $     244.7    $     267.2           (8.4)%        34.0%         35.3%
    Mall stores                                            468.7          481.9           (2.7)         65.2          63.7
    Total (1)                                              718.8          756.0           (4.9)        100.0         100.0

Comparable store sales % change:
    Non-mall stores                                          0.9%         (0.1)%           N/A          N/A           N/A
    Mall stores                                              0.7          (0.9)            N/A          N/A           N/A
    Total (1)                                                0.7          (0.6)            N/A          N/A           N/A

Store count at end of period:
    Non-mall stores                                          224           243            (7.8)         16.2          16.4
    Mall stores                                            1,137         1,214            (6.3)         82.4          82.1
    Total (1)                                              1,380         1,479            (6.7)        100.0         100.0

Store square footage at end of period:
    Non-mall stores                                          4.3           5.1           (15.6)         51.0          53.5
    Mall stores                                              4.1           4.4           ( 6.4)         48.4          45.8
    Total (1)                                                8.4           9.5           (11.4)        100.0         100.0

  ------------------------------------------------------------------------------
  (1) The totals include other divisions which individually are not significant.

                  Sales. Comparable stores sales results in the second quarter and first half of 1997 were impacted by the lack of strong product releases, primarily in prerecorded video, offset by comparable store sales gains in prerecorded music. The following table shows the comparable store sales percentage increase (decrease) attributable to the Company's two principal product categories for the three months and six months ended June 30, 1997 and 1996.

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                             -------------------------------   -------------------------------
                                                 1997             1996             1997             1996
                                             --------------   --------------   --------------   --------------
Prerecorded music                                4.0  %           3.7  %           4.4  %           2.3  %
Prerecorded video cassettes                     (7.8)             0.3             (2.9)            (3.0)

         The decreases in total sales in the second quarter and first half of 1997 compared to the same periods in 1996 resulted primarily from the net decrease in store count. The expansion of non-mall stores accounted for most of the increase in total sales in the second quarter and first half of 1996. See "-Liquidity and Capital Resources - Investing Activities."

         During the second half of 1996, the Company encountered difficulty in obtaining shipments from certain vendors in the books, computer software, video games and trend product categories, primarily due to concerns about the Company's liquidity. In the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. In June 1997, the Company began and has not yet finalized negotiations with its vendors to develop a repayment schedule for the deferred trade payables balances and to return to normal credit terms. Uninterrupted shipments from vendors on more flexible credit terms, particularly for seasonal purchases, are essential to the Company's ability to continue as a going concern. There can be no assurance that the Company will continue to receive adequate product from its vendors on acceptable credit terms. See "- Liquidity and Capital Resources."

         Gross Profit. Gross profit as a percentage of sales was 35.1% in the second quarter of 1997 compared with 34.0% in the second quarter of 1996, an increase of 1.1%. For the first half of 1997, gross margin improved 0.4% to 34.3% from 33.9% in the first half of 1996. The gross margin increases in 1997 were principally attributable to less promotional pricing. Inventory shrinkage in the second quarter and first half of 1997 increased by 0.5% and 0.4%, respectively, from 1996. The impact of higher inventory shrinkage in 1997 was offset by improvements to total Company gross margin resulting from decreases in sales from the lower margin non-mall stores. Because the low-price, non-mall superstores have a lower gross margin than mall stores, the expansion of non-mall stores in previous periods negatively impacted total Company gross margin as their sales increased in proportion to total Company sales. The proportion of sales from the non-mall stores relative to total sales decreased in the second quarter and first half of 1997 due to store closings and resulted in improvements to gross margin of 0.4% and 0.2%, respectively. The Company expects a reduced impact on gross margin from the non-mall stores because of the non-mall store closings and the curtailment of non-mall store expansion. The Company may also continue to benefit from the continued compliance by certain non-mall competitors with the more strictly enforced MAP polices of certain of the largest prerecorded music suppliers and the continued closing of stores by certain mall competitors.

         Selling, General and Administrative Expenses. The decreases in selling, general and administrative expenses in the second quarter and first half of 1997 compared with the 1996 periods were primarily due to store closings. The Company also achieved cost savings in 1997 from lease concessions for certain mall stores, a reduction in advertising and the closing of the Minneapolis distribution facility. Financial and legal advisory services and related expenses, most of which were required or incurred in conjunction with the Company's credit agreement, totaled approximately $0.5 million and $2.6 million for the three months and six months ended June 30, 1997, respectively. Selling, general and administrative expenses as a percentage of sales were 35.5% in the second quarter of 1997 compared with 36.5% in the second quarter of 1996 and for the first half were 35.0% in 1997 compared with 36.4% in 1996. These rate decreases were mainly due to the cost savings discussed above. Management expects these trends to continue into the third quarter.

         Depreciation and Amortization. Depreciation and amortization in the second quarter and first half of 1997 decreased $1.5 million and $3.3 million, respectively, over the same periods in 1996. Goodwill amortization, eliminated after the write-down of the remaining goodwill balance in the fourth quarter of 1996, was $0.8 million and $1.5 million for the second quarter and first half of 1996, respectively. The decreases in other depreciation and amortization were primarily attributable to store closings.

         Restructuring Charges. During 1996, the Company implemented programs designed to improve profitability and increase inventory turnover. Pretax restructuring charges of $35 million and $40 million were recorded in the first and fourth quarters of 1996, respectively, to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The store closings included 79 mall stores and 36 non-mall stores. Through June 30, 1997, the Company closed the distribution facility and 114 stores. The Company had entered into a lease termination agreement with the landlord of the one remaining non-mall store identified under the restructuring program but exercised an option to reinstate the lease and consequently removed the store from the closing list. As of June 30, 1997, $70.2 million of the restructuring reserve had been utilized, consisting of $31.7 million of cash payments, primarily related to payments to landlords for the early termination of operating leases and legal and consulting fees, and $38.5 million of non-cash charges related to write-downs of leasehold improvements and certain equipment, net of unamortized lease credits. Because of the remaining lease obligations on five non-mall stores which were closed without termination agreements, the reserve balance of $4.8 million was not reduced for the non-mall store that was removed from the closing list. See "- Liquidity and Capital Resources - Investing Activities."

         Interest Expense. Interest expense in the second quarter of 1997 decreased $0.8 million, primarily due to lower outstanding borrowings on the revolver. For the first half of 1997, the increase to interest expense resulting from the increase in the weighted average interest rate on the revolver was offset by lower outstanding revolver borrowings. For the second quarter of 1997 and 1996 and the first half of 1997 and 1996, the average daily revolver balances, based upon the number of days outstanding, were $261.3 million, $304.0 million, $262.4 million and $268.2 million, respectively. The weighted average interest rates on the revolver during the periods, based upon the average daily balances, were 8.2%, 7.7%, 8.1% and 7.4%, respectively. See "- Liquidity and Capital Resources."

         Income Taxes. The effective income tax rates for the second quarter and first half of 1996 have been adjusted from 35.3% and 35.5%, respectively, to 16.3%, and the income tax benefit was reduced from $10.2 million and $32.6 million, respectively, to $4.7 million and $14.9 million, respectively, to reflect the effect of the deferred tax valuation allowances recorded in the fourth quarter of 1996. The valuation allowances were required because of the uncertainty of future earnings and reduced the deferred income tax balances at December 31, 1996 to approximate the remaining recoverable income taxes after carryback of the taxable loss for the year ended December 31, 1996. Accordingly, the Company expects its tax provision for the year ending December 31, 1997 to be minimal and no tax provision (benefit) will be recorded on pretax earnings
(loss) in interim periods during 1997. The effective income tax rates for the three months and six months ended June 30, 1996, before consideration of the adjustment for valuation allowances, vary from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes. See Note 5 of Notes to Consolidated Financial Statements.

     Seasonality. The Company's business is highly seasonal, with nearly 40% of the annual revenues and all of the net earnings generated in the fourth quarter.

     Recently Issued Accounting Standards. Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of Statement No. 128 will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents either have had no material effect on earnings per share amounts or have been anti-dilutive with respect to losses.

         Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of the total of net income and the components of all other nonowner changes in equity, or comprehensive income, either below net income
(loss) in the statement of operations, in a separate statement of comprehensive income (loss) or within the statement of changes in stockholders' equity. The Company has had no significant items of other comprehensive income.

Liquidity and Capital Resources

         The Company's primary sources of capital are borrowings under the revolving credit facility pursuant to the terms of its bank credit agreement and internally generated cash. The credit agreement provides for a revolving credit facility and expires in October 1999. In June 1997, the Company completed agreements with its banks to amend the existing credit agreement and to provide additional financing under a term loan facility of up to $50 million, provided certain conditions are met. Pursuant to the amendment, borrowings are available under the revolving credit facility up to a maximum of the lesser of the total outstanding trade accounts payable, 60% of eligible inventory or $275 million through December 11, 1997, $255 million during the period from December 12, 1997 through February 15, 1998 and $245 million thereafter. However, for any borrowings which result in a net increase in total outstanding revolver borrowings, total trade accounts payable must be equal to or greater than the total outstanding revolver borrowings. Outstanding revolver borrowings in excess of $245 million are secured by the Company's inventory. At June 30, 1997, the maximum permitted borrowings under the revolver were $275 million. The Company had revolver borrowings of $223 million at June 30, 1997 and had cash and cash equivalents of $13.2 million. The Company may request borrowings under the term loan facility on or after September 15, 1997, provided certain conditions are met. Any amount of the $50 million term loan facility that is not borrowed by October 31, 1997 expires and is no longer available to the Company. See "- Financing Activities" and Note 3 of Notes to Consolidated Financial Statements.

         The credit agreement contains financial covenants and covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. The amendment to the credit agreement in June 1997 modified and provided additional flexibility in financial covenants related to fixed charge coverage, consolidated tangible net worth and debt to total capitalization and removed financial covenants related to the debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement of borrowings under the revolving credit facility. The Company had previously obtained waivers of certain financial covenants and technical defaults under the credit agreement that had been extended through June 30, 1997 to allow for adequate time to complete all of the necessary financing agreements and related amendments.

         During the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. Following completion of the amendment to the credit agreement and other financing agreements and waivers in June 1997, the Company began and has not yet finalized negotiations with its vendors to develop a repayment schedule for the deferred trade payables balances and to return to normal credit terms. The Company expects to complete negotiations with its vendors by the fourth quarter of 1997 and anticipates that the repayment schedule will include weekly payments for a major portion of the amount deferred, with the balance to be paid by December 31, 1997. Should any or all of these vendors decline a repayment schedule and demand immediate repayment of the deferred balances, there can be no assurance that the Company will be able to obtain adequate financing to make such payment. Uninterrupted shipments from vendors on more flexible credit terms, particularly for seasonal purchases, are essential to the Company's ability to continue as a going concern. There can be no assurance that the Company will continue to receive adequate product from its vendors on acceptable credit terms.

     Operating Activities. Net cash used in operating activities (including in 1996 the decrease in checks drawn in excess of bank balances which relate to vendor payments) during the six months ended June 30, 1997 and 1996 was $90.4 million and $251.6 million, respectively. The lower level of cash used in the first six months of 1997 was primarily due to lower inventory levels as a result of the consolidation of  distribution  centers into a single  facility,  store
closings and other initiatives designed by management to increase inventory turnover. Additionally, the deferral of trade payable balances in the first quarter of 1997 increased accounts payable and reduced cash payments during the first six months of 1997 by approximately $50 million. Cash used for inventory purchases, as reflected by the aggregate net changes in inventories, accounts payable and checks drawn in excess of bank balances, was $48.9 million in 1997 compared to $181.6 million in 1996. The Company received income tax refunds in the first half of 1997 totaling approximately $23 million from the carryback of the taxable loss for the year ended December 31, 1996, while taxes paid in the first six months of 1996 on taxable income in 1995 were approximately $9 million. Cash used in operating activities in the first six months of 1997 included $7.7 million of cash expenditures related to store closings under the Company's restructuring programs.

         Changes in the deferred income tax balances and most of the increase in other current assets during the first six months of 1996 from December 31, 1995 were due to the tax provision (benefit) recorded on the loss in the first half of 1996. The net current deferred tax asset and net noncurrent deferred tax liability were increased (decreased) by ($15.2) million and $2.4 million, respectively, to reflect the effect of the deferred tax valuation allowances established in the fourth quarter of 1996. See Note 5 of Notes to Consolidated Financial Statements. The increase in other assets reflects $1.7 million of cash payments related to fees incurred in connection with the bank agreements and other financing agreements completed in June 1997 that will be amortized over the remaining terms of the related agreements. Other changes in other operating assets and liabilities are primarily related to the seasonal nature of the business and also reflect the effect of store closings and the curtailment of store expansion.

     Investing Activities. Store expansion and closings were as follows for the periods indicated:


                                         Three Months Ended          Six Months Ended       Twelve Months Ended
                                             June 30,                   June 30,                    June 30,
                                      ------------------------   ------------------------   -------------------------
                                         1997         1996          1997         1996          1997         1996
                                      -----------  -----------   -----------  -----------   ------------ ------------
Openings:
      Non-mall stores                          -           4             -          13              6           82
      Mall stores                              -           1             -           3             11           39
      Total (1)                                -           6             -          17             18          128
Closings:
      Non-mall stores                          -          (9)          (21)        (12)           (25)         (12)
      Mall stores                            (10)        (11)          (62)        (21)           (88)         (58)
      Total (1)                              (12)        (21)          (86)        (34)          (117)         (71)
Net increase (decrease):
      Non-mall stores                          -          (5)          (21)          1            (19)          70
      Mall stores                            (10)        (10)          (62)        (18)           (77)         (19)
      Total (1)                              (12)        (15)          (86)        (17)           (99)          57

---------------------------------------------
(1) The totals include other divisions which individually are not significant.

         Through June 30, 1997, the Company has closed 114 stores, including 79 mall stores and 35 non-mall stores, under restructuring programs established in 1996. The Company is closely monitoring other nonproductive stores and may close additional stores as those stores approach the end of their lease terms. Inventories from closed stores will be either redeployed to existing stores that are more profitable, returned to vendors or sold in preclosing liquidation sales.

         Capital expenditures in 1997 will be limited to approximately $15 million and will consist principally of improvements to existing stores. The estimate of capital spending in 1997 was lowered from earlier projections primarily due to a delay in plans for the downsizing of Media Play stores from previous expectations. The Company anticipates that these capital expenditures will be financed by borrowings under its revolving credit and term loan facilities and internally generated cash. Since 1995, capital expenditures have been significantly lower than in previous years, primarily due to the curtailment of store expansion in response to the challenging retail environment. Historically, most of the Company's capital expenditures have been for store expansion, and the majority of the store expansion in recent years has consisted of new Media Play stores.

         The Company's Franklin distribution facility and most of the related equipment, which together had an original cost of approximately $30 million, were financed under an operating lease with a special purpose entity. The land, buildings and related equipment, together with the related mortgage note payable, were recorded on the Company's books after the terms of an amendment to the operating lease required consolidation of the special purpose entity as of June 1997, the date of the amendment.

         Financing Activities. The Company's financing activities principally consisted of borrowings and repayments under its revolving credit facility. Cash provided by (used in) financing activities (excluding in 1996 the decrease in checks drawn in excess of bank balances which relate to vendor payments) was ($54.6) million and $263.0 million during the six months ended June 30, 1997 and 1996, respectively. Revolver borrowings and cash and cash equivalents were $223 million and $13.2 million, respectively, at June 30, 1997 compared with $316 million and $5.5 million, respectively, at June 30, 1996. The improvement in the Company's financial position at June 30, 1997 was principally due to the closing of underperforming stores, reduced inventory levels and expense reductions.

         In March 1997, the Company made a principal payment of $1.8 million on the mortgage note payable for three of its Media Play stores. The terms of an amendment in June 1997 to the financing agreements for the three Media Play stores required a principal payment in June 1997 of $0.5 million and require payments of $1.0 million and $0.8 million in December 1997 and 1998, respectively, with the balance due at the end of either the original term in May 2000 or the one year renewal term in May 2001. The terms of an amendment in June 1997 to the financing agreements related to the mortgage note payable for the Company's distribution facility in Franklin, Indiana required a principal payment in June 1997 of $3.2 million and require principal payments of $3.2 million in September 1997, $1.7 million in December 1997 and $0.9 million in February 1998, with the balance due at the end of either the original term in March 1999 or the one year renewal term in March 2000. The Company plans to either sell and lease back these properties or seek other sources of financing on or before the expiration of the mortgage notes payable. The Company's revolving credit facility expires in October 1999. There can be no assurance that the Company will be able to obtain adequate or alternative sources of financing or otherwise meet its obligations under these agreements.

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

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities.

(c) On June 16, 1997, the Company issued warrants to purchase 1,822,087.16 shares of its common stock as additional consideration in connection with a term loan agreement to participating banks or their affiliates. The warrants are exercisable over a period of five years at a price of $1.5625 per share. In connection with this transaction, the Company claims exemption from registration under Section 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. All persons receiving the warrants were accredited investors as defined in Regulation D. A Notice of Sale on Form D in connection with this transaction was filed on June 30, 1997.

Item 5.  Other Information.

         On May 13, 1997, the Company's board of directors elected Gilbert L. Wachsman, Vice Chairman of the Company, as a director for a term expiring at the 1997 Annual Meeting of Shareholders. Mr. Wachsman filled a position created by the expansion of the Company's board of directors from eight to nine members. Mr. Wachsman was re-elected to a three year term by the Company's shareholders at the Annual Meeting held on July 31, 1997.

         Keith A. Benson was appointed Vice Chairman and Chief Financial Officer effective August 4, 1997. Mr. Benson has been an executive officer of the Company since 1988 and, most recently, was President, Mall Stores Division since August 12, 1996. Previously, Mr. Benson had served as President of the Music Stores Division since August 1, 1994. He has held the positions of President, On Cue Division from May 10, 1994 through July 31, 1994, Vice Chairman and Chief Financial Officer of the Company from May 1, 1992 to May 10, 1994, Executive Vice President and Chief Financial Officer from 1988 through April 1992, and various key financial positions prior to 1988 since joining the Company in 1980 as its Controller. Mr. Benson succeeds Reid Johnson, who resigned as Executive Vice President and Chief Financial Officer for personal reasons and had served in that position since August 4, 1994.

Item 6.  Exhibits and reports on form 8-K.

(a) Exhibits

    4.1(a) First Supplemental Indenture dated as of June 13, 1997 to
           the Senior Subordinated Note Indenture                       -------

    4.2(f) Waivers and Agreements under Credit Agreement dated as of
           May 19, 1997 to the Credit Agreement                         -------

    4.2(g) Amendment No. 4 and Waiver dated as of June 16, 1997 to
           the Credit Agreement                                         -------

    4.4(a) Term Loan Agreement dated as of June 16, 1997 (the "Term
           Loan") among MGI, MSC,  various  financial  institutions
           and Morgan Guaranty Trust Company of New York, as agent      -------

    4.4(b) Security  Agreement dated as of June 16, 1997 among MGI, the  Subsidiaries  listed  therein,  the Debtors  listed
           therein and Morgan  Guaranty  Trust Company of New York,
           as collateral agent                                          -------

    4.4(c) Warrant and Registration Rights Agreement dated as of
           June 16, 1997 among MSC and the Investors listed therein     -------

   10.1(d) Amendment No. 1 dated as of June 16, 1997 to the Lease       -------
           Agreement

   10.1(e) Amendment No. 1 and Waiver dated as of June 16, 1997 to      -------
           the Participation Agreement

   10.1(f) Amendment No. 1 dated as of June 16, 1997 to the Guaranty    -------

   10.2(f) Second Limited Waiver and Amendment dated as of June 16,
           1997 of Certain Loan Documents and Key Agreements            -------

   10.11   Stock Option Plan for Unaffiliated Directors of MSC,
           as amended June 12, 1997                                     -------

   10.20   Executive Officer Short Term Incentive Plan dated as of
           March 10, 1997                                               -------

   15.     Letter re unaudited interim financial information            -------

   27.     Financial Data Schedules                                     -------



(b) Reports on Form 8-K


 There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               MUSICLAND STORES CORPORATION
                                                       (Registrant)

                                               By: /s/ Keith A. Benson

                                               Keith A. Benson
                                               Vice Chairman, Chief Financial
                                               Officer and Director
                                               (authorized officer, principal
                                               financial and accounting officer)





                                               Date: August 13, 1997