Form 10-Q
period 1997-09-30
MUSICLAND STORES CORP
filed 1997-11-13
CIK 832995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
     The number of shares outstanding of the Registrant's common stock as of October 31, 1997 was 34,310,008 shares.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                       PAGE


  Item 1.  Financial Statements.


           Consolidated Statements of Operations                       3

           Consolidated Balance Sheets                                 4

           Consolidated Statements of Cash Flows                       5

           Notes to Consolidated Financial Statements                  6

           Report of Independent Public Accountants                   10


  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition.                     11




PART II - OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders.       18

  Item 6.  Exhibits and Reports on Form 8-K.                          18

  Signature                                                           19

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -----------------------------   --------------------------
                                                         1997            1996           1997           1996
                                                     -------------  --------------   -----------  -------------
                                                                     (AS ADJUSTED)                (AS ADJUSTED)
                                                                        (NOTE 5)                     (NOTE 5)
Sales ..............................................   $   373,283    $   366,634    $ 1,092,109    $ 1,122,614
Cost of sales ......................................       244,213        238,932        716,148        738,497
                                                       -----------    -----------    -----------    -----------

   Gross profit ....................................       129,070        127,702        375,961        384,117

Selling, general and administrative expenses .......       123,299        136,714        374,788        412,017
Depreciation and amortization ......................        10,048         11,102         29,527         33,836
Restructuring charge ...............................          --             --             --           35,000
                                                       -----------    -----------    -----------    -----------

   Operating loss ..................................        (4,277)       (20,114)       (28,354)       (96,736)

Interest expense ...................................         8,107          8,800         23,338         23,834
                                                       -----------    -----------    -----------    -----------

   Loss before income taxes ........................       (12,384)       (28,914)       (51,692)      (120,570)

Income taxes .......................................          --           (4,713)          --          (19,653)
                                                       -----------    -----------    -----------    -----------

   Net loss ........................................   $   (12,384)   $   (24,201)   $   (51,692)   $  (100,917)
                                                       ===========    ===========    ===========    ===========

   Loss per common share ...........................   $     (0.37)   $     (0.72)   $     (1.54)   $     (3.02)
                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding        33,533         33,429         33,507         33,401
                                                       ===========    ===========    ===========    ===========







          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                            SEPTEMBER 30,
                                                                     -------------------------- DECEMBER 31,
                                                                          1997        1996         1996
                                                                     -------------- -----------  ---------
                                                                                   (AS ADJUSTED)
                                                                                     (NOTE 5)

                                     ASSETS
Current assets:
   Cash and cash equivalents .......................................   $  12,958    $  17,349    $ 161,976
   Inventories .....................................................     467,431      557,376      506,093
   Deferred income taxes ...........................................      11,800        1,521       11,800
   Other current assets ............................................       9,167       46,692       31,492
                                                                       ---------    ---------    ---------
     Total current assets ..........................................     501,356      622,938      711,361

Property, at cost ..................................................     421,924      416,087      430,116
Accumulated depreciation and amortization ..........................    (165,188)    (143,862)    (152,120)
                                                                       ---------    ---------    ---------
   Property, net ...................................................     256,736      272,225      277,996

Goodwill ...........................................................        --         96,004         --
Deferred income taxes ..............................................       1,200        1,432        1,200
Other assets .......................................................       8,081        6,138        6,358
                                                                       ---------    ---------    ---------

     Total Assets ..................................................   $ 767,373    $ 998,737    $ 996,915
                                                                       =========    =========    =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Current maturities of long-term debt ............................   $   3,571    $    --      $   2,060
   Revolver ........................................................     180,000      321,000      272,000
   Accounts payable ................................................     317,581      338,160      406,642
   Restructuring reserve ...........................................       3,772       14,464       33,963
   Other current liabilities .......................................      68,499       63,006      100,866
                                                                       ---------    ---------    ---------
     Total current liabilities .....................................     573,423      736,630      815,531

Long-term debt .....................................................     192,242      110,000      122,539
Other long-term liabilities ........................................      49,936       57,152       56,226

Stockholders' equity (deficit):
   Preferred stock ($.01 par value; authorized: 5,000,000
      shares; issued and outstanding: none) ........................        --           --           --
   Common stock ($.01 par value; authorized: 75,000,000 shares;
      issued and outstanding: September 30, 1997, 34,302,508 shares;
      December 31,1996 and September 30, 1996, 34,301,956 shares) ..         343          343          343
   Additional paid-in capital ......................................     254,741      254,411      253,896
   Accumulated deficit .............................................    (290,341)    (145,828)    (238,649)
   Deferred compensation ...........................................      (7,998)      (8,998)      (7,998)
   Common stock subscriptions ......................................      (4,973)      (4,973)      (4,973)
                                                                       ---------    ---------    ---------
     Total stockholders' equity (deficit) ..........................     (48,228)      94,955        2,619
                                                                       ---------    ---------    ---------

     Total Liabilities and Stockholders' Equity (Deficit) ..........   $ 767,373    $ 998,737    $ 996,915
                                                                       =========    =========    =========



          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             --------------------------
                                                                                  1997         1996
                                                                             ------------   -----------
                                                                                           (AS ADJUSTED)
                                                                                              (NOTE 5)
OPERATING ACTIVITIES:
  Net loss ..................................................................   $ (51,692)   $(100,917)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................      30,114       34,318
    Disposal of property ....................................................       3,215        1,104
    Restructuring charge ....................................................        --         35,000
    Deferred income taxes ...................................................        --         10,547
  Changes in operating assets and liabilities:
    Inventories .............................................................      38,662      (23,682)
    Other current assets ....................................................      22,325      (25,882)
    Accounts payable ........................................................     (89,061)     (65,688)
    Restructuring reserve ...................................................      (8,872)      (5,666)
    Other current liabilities ...............................................     (32,336)     (44,549)
    Other assets ............................................................      (1,067)        (181)
    Other long-term liabilities .............................................      (2,558)       3,418

                                                                                ---------    ---------
     Net cash used in operating activities ..................................     (91,270)    (182,178)
                                                                                ---------    ---------

INVESTING ACTIVITIES:
  Capital expenditures ......................................................      (6,477)     (12,855)
  Proceeds from property sales ..............................................        --         11,719
                                                                                ---------    ---------
     Net cash used in investing activities ..................................      (6,477)      (1,136)
                                                                                ---------    ---------

FINANCING ACTIVITIES:
  Decrease in checks drawn in excess of bank balances .......................        --        (69,321)
  Borrowings (repayments) under revolver ....................................     (92,000)     268,000
  Net proceeds from issuance of long-term debt ..............................      49,500         --
  Principal payments on long-term debt ......................................      (8,773)        --
  Proceeds from sale of common stock ........................................           2           13
                                                                                ---------    ---------

     Net cash provided by (used in) financing activities ....................     (51,271)     198,692
                                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................    (149,018)      15,378

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................     161,976        1,971
                                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $  12,958    $  17,349
                                                                                =========    =========

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest .................................................................   $  22,051    $  19,770
   Income taxes, net ........................................................     (22,703)      10,381




          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC") and its wholly-owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly-owned subsidiaries, after elimination of all material intercompany balances and transactions. MSC and MGI are collectively referred to as the "Company."

         The interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K.

2.       SUMMARY  OF  SIGNIFICANT  RISKS AND  UNCERTAINTIES  AND  GOING  CONCERN
         ASSESSMENT

         In recent years, the Company's stores have faced increased competition from non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores created intense price competition and adversely affected the performance of both the Company's non-mall and mall stores. The Company experienced liquidity pressures as a result of the challenging retail sales environment, the negative impact of underperforming existing stores and new Media Play stores opened in 1995 and 1996, particularly those which performed below expectations. During the second half of 1996, the Company encountered difficulty in obtaining shipments from certain vendors, primarily due to concerns about the Company's liquidity. The competitive environment and pricing pressure have eased somewhat in 1997 as a result of the closing of stores by certain mall competitors and less near or below cost pricing by certain non-mall competitors.

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

all of the necessary financing agreements and related amendments. During the third quarter of 1997, the Company completed individual agreements or understandings with most of its vendors, including the ten largest, for the repayment of the deferred trade payables balances and to begin to return to normal credit terms, including increased credit availability for seasonal purchases subject to certain credit limits.

         While the actions taken by management contributed to improved performance in the first nine months of 1997 and an improvement in the Company's financial position, a successful fourth quarter is essential to the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms and to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.       REVOLVING CREDIT FACILITY AND TERM LOAN

         In June 1997, the Company obtained an amendment to its credit agreement that modified and provided additional flexibility in financial covenants related to fixed charge coverage, consolidated tangible net worth and debt to total capitalization and removed financial covenants related to the debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement of borrowings under the revolving credit facility. The amendment also allowed for additional financing under a term loan facility. The Company had previously obtained waivers of certain financial covenants and technical defaults under the credit agreement that had been extended through June 30, 1997 to allow for adequate time to complete all of the necessary financing agreements and related amendments.

         Pursuant to the amendment, borrowings are available under the revolving credit facility up to a maximum of the lesser of 60% of eligible inventory or $275,000 through December 11, 1997, $255,000 during the period from December 12, 1997 through February 15, 1998 and $245,000 thereafter. However, for any borrowings which result in a net increase in total outstanding revolver borrowings, total trade accounts payable must be equal to or greater than the total outstanding revolver borrowings. Outstanding revolver borrowings in excess of $245,000 are secured by the Company's inventory. At September 30, 1997, the maximum permitted borrowings under the revolver were $275,000. The Company had revolver borrowings of $180,000 at September 30, 1997 and had cash and cash equivalents of $12,958. In September 1997, the Company borrowed $50 million under its term loan facility after having met all of the required conditions.

         The term loan is due in two installments of $25,000 in each of December 1998 and February 1999 and is secured by the Company's inventory. Covenants of the term loan agreement require a minimum inventory of $150,000 and a minimum operating cash flow and limit additional liens.

4.       RESTRUCTURING CHARGES

         During 1996, the Company implemented programs designed to improve profitability and increase inventory turnover. Pretax restructuring charges of $35,000 and $40,000 were recorded in the first and fourth quarters of 1996, respectively, to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The store closings included 79 mall stores and 36 non-mall stores. Through September 30, 1997, the Company closed the distribution facility and 114 stores. The Company had entered into a lease termination

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4.       RESTRUCTURING CHARGES (CONTINUED)

agreement with the landlord of the one remaining non-mall store identified under the restructuring program but exercised an option to reinstate the lease and consequently removed the store from the closing list. As of September 30, 1997, $71,228 of the restructuring reserve had been utilized, consisting of $32,964 of cash payments, primarily related to payments to landlords for the early termination of operating leases and legal and consulting fees, and $38,264 of non-cash charges related to write-downs of leasehold improvements and certain equipment, net of unamortized lease credits. Because of the remaining lease obligations on certain non-mall stores which were closed without termination agreements, the reserve balance of $3,772 was not reduced for the non-mall store that was removed from the closing list.

5.       INCOME TAXES

         The effective income tax rates for the three months and nine months ended September 30, 1996 have been adjusted from 44.4% and 37.7%, respectively, to 16.3%, the income tax benefit was reduced from $12,850 and $45,400, respectively, to $4,713 and $19,653, respectively, and the net current and noncurrent deferred tax assets were decreased by $22,279 and $3,468, respectively, to reflect the effect of the deferred tax valuation allowances recorded in the fourth quarter of 1996. The valuation allowances were required because of the uncertainty of future earnings and reduced the deferred income tax balances at December 31, 1996 to approximate the remaining recoverable income taxes after carryback of the taxable loss for the year ended December 31, 1996. Accordingly, the Company expects its tax provision for the year ending December 31, 1997 to be minimal and no tax provision (benefit) has been recorded on pretax earnings (loss) in interim periods during 1997. The effective income tax rates for the three months and nine months ended September 30, 1996, before consideration of the adjustment for valuation allowances, vary from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes.

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

8.       SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's distribution facility in Franklin, Indiana and most of the related equipment, which together had an original cost of approximately $30,000, were financed under an operating lease with a special purpose entity that had been formed for the purpose of purchasing the land and equipment and constructing the facility using secured long-term financing. The land, building and equipment, together

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.       SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

with the related mortgage note payable, were recorded on the Company's books after the terms of an amendment to the operating lease required consolidation of the special purpose entity as of June 1997, the date of the amendment. The terms of the amendment required a principal payment of $3,214 with the effective date of the amendment and another $3,214 in September 1997, and require additional principal payments of $1,714 in December 1997 and $857 in February 1998, with the balance due at the end of either the original term in March 1999 or the one year renewal term in March 2000.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota,
October 31, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

         In recent years, the Company's stores have faced increased competition from non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The low prices offered by these non-mall stores created intense price competition and adversely affected the performance of both the Company's non-mall and mall stores. The Company experienced liquidity pressures as a result of the challenging retail sales environment, the negative impact of underperforming existing stores and new Media Play stores opened in 1995 and 1996, particularly those which performed below expectations. During the second half of 1996, the Company encountered difficulty in obtaining shipments from certain vendors, primarily due to concerns about the Company's liquidity. The competitive environment and pricing pressure have eased somewhat in 1997 as a result of the closing of stores by certain mall competitors and less near or below cost pricing by certain non-mall competitors.

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

         In June 1997, the Company completed agreements with its banks to amend the existing credit agreement to provide additional flexibility in the covenants and to provide additional financing under a term facility. The Company also obtained the necessary amendments to financing agreements relating to its Franklin distribution facility, three of its Media Play stores and its senior subordinated notes. The Company had previously obtained waivers of certain financial covenants and technical defaults under the credit agreement that had been extended through June 30, 1997 to allow for adequate time to complete all of the necessary financing agreements and related amendments. During the third quarter of 1997, the Company completed individual agreements or understandings with most of its vendors, including the ten largest, for the repayment of the deferred trade payables balances and to begin to return to normal credit terms, including increased credit availability for seasonal purchases subject to certain credit limits. See "- Liquidity and Capital Resources."

         While the actions taken by management contributed to improved performance in the first nine months of 1997 and an improvement in the Company's financial position, a successful fourth quarter is essential to the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms and to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

         The following table presents certain unaudited sales and store data for the non-mall based full-media superstores (Media Play and On Cue), the mall based music and video sell-through stores (Sam Goody, Musicland and Suncoast Motion Picture Company) and in total for the Company for the three months and nine months ended September 30, 1997 and 1996.


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------
                                                                PERCENT  PERCENT OF TOTAL
                                                                 INCR.   ----------------
                                          1997        1996      (DECR.)    1997    1996
                                        ---------   ---------  ---------  ------- -------
                                                      (DOLLARS IN MILLIONS)

SALES:
    Non-mall stores .................   $  121.5    $  129.9     (6.5)%    32.5%   35.4 %
    Mall stores .....................      249.1       233.4      6.7      66.7    63.7
      Total (1) .....................      373.3       366.6      1.8     100.0   100.0

COMPARABLE STORE SALES INCREASE
(DECREASE):
    Non-mall stores .................        5.8 %      (0.1)%    N/A       N/A     N/A
    Mall stores .....................       11.7        (5.6)     N/A       N/A     N/A
      Total (1) .....................        9.7        (4.0)     N/A       N/A     N/A

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------
                                                               PERCENT   PERCENT OF TOTAL
                                                                INCR.    -----------------
                                          1997       1996      (DECR.)     1997     1996
                                       ---------   ---------  ---------   -------  -------
                                             (DOLLARS AND SQUARE FOOTAGE IN MILLIONS)

SALES:
    Non-mall stores ..................  $  366.2    $  397.1     (7.8)%    33.5%    35.4%
    Mall stores ......................     717.8       715.3      0.3      65.7     63.7
      Total (1) ......................   1,092.1     1,122.6     (2.7)    100.0    100.0

COMPARABLE STORE SALES INCREASE
(DECREASE):
    Non-mall stores ..................       2.5%       (0.1)%    N/A      N/A      N/A
    Mall stores ......................       4.3        (2.5)     N/A      N/A      N/A
      Total (1) ......................       3.6        (1.8)     N/A      N/A      N/A

NUMBER OF STORES OPEN AT END OF
PERIOD:
    Non-mall stores ..................       225         243     (7.4)     16.4     16.5
    Mall stores ......................     1,131       1,212     (6.7)     82.4     82.1
      Total (1) ......................     1,372       1,476     (7.0)    100.0    100.0

STORE SQUARE FOOTAGE AT END OF PERIOD:
    Non-mall stores ..................       4.3         5.1    (16.3)     51.0     53.4
    Mall stores ......................       4.1         4.4     (7.2)     48.5     45.9
      Total (1) ......................       8.4         9.5    (12.2)    100.0    100.0


  ------------------------------------------------------------------------------

 (1) The totals include other divisions which individually are not significant.

         Sales. The comparable store sales gains in 1997 are primarily the result of strong sales of music product and of the Star Wars Trilogy Special Edition video set released during the third quarter. Prerecorded video sales have otherwise been weak due to the lack of strong product releases. The following table shows the comparable store sales percentage increase (decrease) attributable to the Company's two principal product categories for the three months and nine months ended September 30, 1997 and 1996.


                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                             ---------------------      ---------------------
                                1997        1996          1997         1996
                             -----------  ---------     ---------   ---------

 Prerecorded music              12.3 %      (2.8) %        7.1 %        .5  %
 Prerecorded video cassettes    12.0        (5.9)          1.6        (3.9)

         The increase in total sales in the third quarter of 1997 despite fewer stores resulted primarily from comparable store sales gains during the period. The decrease in total sales in the first nine months of 1997 compared with 1996 was principally due to the net decrease in store count. The expansion of non-mall stores accounted for most of the increase in total sales in the third quarter and first nine months of 1996. See "- Liquidity and Capital Resources - Investing Activities."

         During the second half of 1996, the Company encountered difficulty in obtaining shipments from certain vendors in the books, computer software, video games and trend product categories, primarily due to concerns about the Company's liquidity. In the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. During the third quarter of 1997, the Company completed individual agreements or understandings with most of its vendors, including the ten largest, for the repayment of the deferred trade payables balances and to begin to return to normal credit terms, including increased credit availability for seasonal purchases subject to certain credit limits. See "- Liquidity and Capital Resources."

         Gross Profit. Gross profit as a percentage of sales was 34.6% in the third quarter of 1997 compared with 34.8% in the third quarter of 1996, a decrease of 0.2%. For the first nine months of 1997, gross margin improved 0.2% to 34.4% from 34.2% in the first nine months of 1996. The proportion of sales from the lower margin non-mall stores relative to total sales decreased in the third quarter and first nine months of 1997 due to store closings and resulted in improvements to total Company gross margin of 0.4% and 0.3%, respectively. Inventory shrinkage in the third quarter and first nine months of 1997 increased by 0.2% and 0.4%, respectively, from 1996. The balance of the gross margin changes in the third quarter and first nine months of 1997 compared with the same periods in 1996 was attributable to the level of promotional pricing in each period. In the third quarter of 1997, gross margin was negatively impacted by promotional pricing of the strong selling Star Wars Trilogy Special Edition during the period. Less promotional pricing and price increases improved gross margin during the first nine months of 1997.

         The Company's low-price, non-mall superstores have a lower gross margin than the mall stores. The expansion of non-mall stores in previous periods negatively impacted total Company gross margin as their sales increased in proportion to total Company sales. The Company expects a reduced impact on gross margin from the non-mall stores because of the non-mall store closings and the curtailment of non-mall store expansion. The Company may also continue to benefit from the reduction in near or below cost pricing by certain non-mall competitors.

         Selling, General and Administrative Expenses. The decreases in selling, general and administrative expenses in the third quarter and first nine months of 1997 compared with the 1996 periods were primarily due to store closings. The Company also achieved cost savings in 1997 from lease concessions for certain mall stores, a reduction in advertising and the closing of the Minneapolis distribution facility. Financial and legal advisory services and related expenses, most of which were required or incurred in conjunction with the Company's credit agreement, totaled approximately $0.3 million and $2.8 million for the three months and nine months ended September 30, 1997, respectively, compared with $0.5 million in the third quarter and first nine months of 1996. Selling, general and administrative expenses as a percentage of sales were 33.0% in the third quarter of 1997 compared with 37.3% in the third quarter of 1996 and for the first nine months were 34.3% in 1997 compared with 36.7% in 1996. These rate decreases were mainly due to the cost savings discussed above. The comparable store sales gains in 1997 also contributed to the rate improvements.

         Depreciation and Amortization. Depreciation and amortization in the third quarter and first nine months of 1997 decreased $1.1 million and $4.3 million, respectively, over the same periods in 1996. Goodwill amortization, eliminated after the write-down of the remaining goodwill balance in the fourth quarter of 1996, was $0.8 million and $2.3 million for the third quarter and first nine months of 1996, respectively. The decreases in other depreciation and amortization were primarily attributable to store closings.

         Restructuring Charges. During 1996, the Company implemented programs designed to improve profitability and increase inventory turnover. Pretax restructuring charges of $35 million and $40 million were recorded in the first and fourth quarters of 1996, respectively, to reflect estimated costs associated with the closing of 115 underperforming stores and the Company's distribution facility in Minneapolis, Minnesota. The store closings included 79 mall stores and 36 non-mall stores. Through September 30, 1997, the Company closed the distribution facility and 114 stores. The Company had entered into a lease termination agreement with the landlord of the one remaining non-mall store identified under the restructuring program but exercised an option to reinstate the lease and consequently removed the store from the closing list. As of September 30, 1997, $71.2 million of the restructuring reserve had been utilized, consisting of $33.0 million of cash payments, primarily related to payments to landlords for the early termination of operating leases and legal and consulting fees, and $38.2 million of non-cash charges related to write-downs of leasehold improvements and certain equipment, net of unamortized lease credits. Because of the remaining lease obligations on certain non-mall stores which were closed without termination agreements, the reserve balance of $3.8 million was not reduced for the non-mall store that was removed from the closing list. See "- Liquidity and Capital Resources - Investing Activities."

         Interest Expense. Interest expense in the third quarter and first nine months of 1997 decreased $0.7 million and $0.5 million, respectively, from the same periods in 1996 primarily due to lower outstanding revolver borrowings, partially offset by higher interest rates. For the third quarters of 1997 and 1996 and the first nine months of 1997 and 1996, the average daily revolver balances, based upon the number of days outstanding, were $224.6 million, $310.4 million, $250.7 million and $282.4 million, respectively. The weighted average interest rates on the revolver during the periods, based upon the average daily balances, were 8.2%, 7.7%, 8.1% and 7.5%, respectively. See "- Liquidity and Capital Resources."

         Income Taxes. The effective income tax rates for the third quarter and first nine months of 1996 have been adjusted from 44.4% and 37.7%, respectively, to 16.3% and the income tax benefit was reduced from $12.9 million and $45.4 million, respectively, to $4.7 million and $19.7 million, respectively to reflect the effect of the deferred tax valuation allowances recorded in the fourth quarter of 1996. The valuation allowances were required because of the uncertainty of future earnings and reduced the deferred income tax balances at December 31, 1996 to approximate the remaining recoverable income taxes after carryback of the taxable loss for the year ended December 31, 1996. Accordingly, the Company expects its tax provision for the year ending December 31, 1997 to be minimal and no tax provision (benefit) has been recorded on pretax earnings
(loss) in interim periods during 1997. The effective income tax rates for the three months and nine months ended September 30, 1996, before consideration of the adjustment for valuation allowances, vary from the federal statutory rate principally as a result of nondeductible goodwill amortization and state income taxes. See Note 5 of Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are borrowings under the revolving credit facility pursuant to the terms of its bank credit agreement and internally generated cash. The credit agreement provides for a revolving credit facility and expires in October 1999. In June 1997, the Company completed agreements with its banks to amend the existing credit agreement and to provide additional financing under a term loan facility of up to $50 million. Pursuant to the amendment, borrowings are available under the revolving credit facility up to a maximum of the lesser of 60% of eligible inventory or $275 million through December 11, 1997, $255 million during the period from December 12, 1997 through February 15, 1998 and $245 million thereafter. However, for any borrowings which result in a net increase in total outstanding revolver borrowings, total trade accounts payable must be equal to or greater than the total outstanding revolver borrowings. Outstanding revolver borrowings in excess of $245 million and the term loan are secured by the Company's inventory. At September 30, 1997, the maximum permitted borrowings under the revolver were $275 million. The Company had revolver borrowings of $180 million at September 30, 1997 and had cash and cash equivalents of $13.0 million. In September 1997, the Company borrowed $50 million under its term loan facility after having met all of the required conditions. See "- Financing Activities" and Note 3 of Notes to Consolidated Financial Statements.

         The credit agreement contains financial covenants and covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. The amendment to the credit agreement in June 1997 modified and provided additional flexibility in financial covenants related to fixed charge coverage, consolidated tangible net worth and debt to total capitalization and removed financial covenants related to the debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement of borrowings under the revolving credit facility. The Company had previously obtained waivers of certain financial covenants and technical defaults under the credit agreement that had been extended through June 30, 1997 to allow for adequate time to complete all of the necessary financing agreements and related amendments. Covenants of the term loan agreement require a minimum inventory of $150 million and a minimum operating cash flow and limit additional liens.

         During the first quarter of 1997, the Company's largest vendors and a substantial majority of the remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. During the third quarter of 1997, the Company completed individual agreements or understandings with most of its vendors, including the ten largest, for the repayment of the deferred trade payables balances and to begin to return to normal credit terms, including increased credit availability for seasonal purchases subject to certain credit limits. The repayment schedule includes weekly payments for a major portion of the amount deferred, with the balance to be paid in December 1997. The Company expects that these payments will be financed by revolver borrowings and internally generated cash.

         Operating Activities. Net cash used in operating activities (including in 1996 the decrease in checks drawn in excess of bank balances which relate to vendor payments) during the nine months ended September 30, 1997 and 1996 was $91.3 million and $251.5 million, respectively. The lower level of cash used in the first nine months of 1997 was primarily due to lower inventory levels as a result of the consolidation of distribution centers into a single facility, store closings and other initiatives designed by management to increase inventory turnover. Additionally, the deferral of trade payable balances in the first quarter of 1997 increased accounts payable and reduced cash payments during the first nine months of 1997 by approximately $30 million. Cash used for inventory purchases, as reflected by the aggregate net changes in inventories, accounts payable and checks drawn in excess of bank balances, was $50.4 million in 1997 compared with $158.7 million in 1996. The Company received income tax refunds in the first nine months of 1997 totaling approximately $23 million from the carryback of the taxable loss for the year ended December 31, 1996, while taxes paid in the first nine months of 1996 on taxable income in 1995 were approximately $9 million. Cash used in operating activities in the first nine months of 1997 and 1996 included cash expenditures related to store closings under the Company's restructuring programs of $8.9 million and $5.7 million, respectively.

         Changes in the deferred income tax balances and most of the increase in other current assets during the first nine months of 1996 from December 31, 1995 were due to the tax provision (benefit) recorded on the loss in the first nine months of 1996. The net current and noncurrent deferred tax assets were decreased by $22.3 million and $3.5 million, respectively, to reflect the effect of the deferred tax valuation allowances established in the fourth quarter of 1996. See Note 5 of Notes to Consolidated Financial Statements. The increase in other assets in 1997 reflects $1.7 million of cash payments related to fees incurred in connection with the bank agreements and other financing agreements completed in June 1997 that will be amortized over the remaining terms of the related agreements. Other changes in other operating assets and liabilities are primarily related to the seasonal nature of the business and also reflect the effect of store closings and the curtailment of store expansion.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:

                                    THREE MONTHS    NINE MONTHS    TWELVE MONTHS
                                        ENDED          ENDED          ENDED
                                    SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                  ---------------- -------------- --------------
                                    1997    1996    1997   1996    1997     1996
                                  -------  ------- ------ ------- ------- ------
OPENINGS:
     Non-mall stores ...........      1       3       1      16       4      53
     Mall stores ...............      1       7       1      10       5      30
       Total (1) ...............      2      10       2      27      10      87
CLOSINGS:
     Non-mall stores ...........     --      (3)    (21)    (15)    (22)    (15)
     Mall stores ...............     (7)     (9)    (69)    (30)    (86)    (62)
       Total (1) ...............    (10)    (13)    (96)    (47)   (114)    (79)
NET INCREASE (DECREASE):
     Non-mall stores ...........      1      --     (20)      1     (18)     38
     Mall stores ...............     (6)     (2)    (68)    (20)    (81)    (32)
       Total (1) ...............     (8)     (3)    (94)    (20)   (104)      8

-----------------------------------------------------------
(1) The totals include other divisions which individually are not significant.

         Through September 30, 1997, the Company has closed 114 stores, including 79 mall stores and 35 non-mall stores, under restructuring programs established in 1996. Inventories from closed stores were either redeployed to more profitable existing stores, returned to vendors or sold in preclosing liquidation sales. The Company is closely monitoring other nonproductive stores and may close additional stores as those stores reach the end of their lease terms.

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

         The Company's Franklin, Indiana distribution facility and most of the related equipment, which together had an original cost of approximately $30 million, were financed under an operating lease with a special purpose entity. The land, building and related equipment, together with the related mortgage note payable, were recorded on the Company's books after the terms of an amendment to the operating lease required consolidation of the special purpose entity as of June 1997, the date of the amendment.

         Financing Activities. The Company's financing activities principally consist of borrowings and repayments under its revolving credit facility. Cash provided by (used in) financing activities (excluding in 1996 the decrease in checks drawn in excess of bank balances which relate to vendor payments) was ($51.3) million and $268.0 million during the nine months ended September 30, 1997 and 1996, respectively. The improvement in the Company's financial position at September 30, 1997 was principally due to the closing of underperforming stores, reduced inventory levels, expense reductions and comparable store sales improvements. Revolver borrowings and cash and cash equivalents were $180 million and $13.0 million, respectively, at September 30, 1997 compared with $321 million and $17.3 million, respectively, at September 30, 1996. Proceeds received in September 1997 from the $50 million term loan, net of $0.5 million of cash debt issuance costs, were used to reduce revolver borrowings.

         In March 1997, the Company made a principal payment of $1.8 million on the mortgage note payable for three of its Media Play stores. The terms of an amendment in June 1997 to the financing agreements for the three Media Play stores required a principal payment in June 1997 of $0.5 million and require payments of $1.0 million and $0.8 million in December 1997 and 1998, respectively, with the balance due at the end of either the original term in May 2000 or the one year renewal term in May 2001. The terms of an amendment in June 1997 to the financing agreements related to the mortgage note payable for the Company's distribution facility in Franklin, Indiana required principal payments of $3.2 million in each of June and September 1997 and require principal payments of $1.7 million in December 1997 and $0.9 million in February 1998, with the balance due at the end of either the original term in March 1999 or the one year renewal term in March 2000. The Company plans to either sell and lease back these properties or seek other sources of financing on or before the expiration of the mortgage notes payable. The term loan is due in two installments of $25 million in each of December 1998 and February 1999. The Company's revolving credit facility expires in October 1999. There can be no assurance that the Company will be able to obtain adequate or alternative sources of financing or otherwise meet its obligations under these agreements.

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

 (a) The Company held its Annual Stockholders' meeting on July 31, 1997.

 (c) (1) The stockholders voted for three directors for three-year terms. The vote was as follows for each of the nominees:

                                       Affirmative         Voting Authority
               Name                       Votes               Withheld
           -----------------------------------------------------------------
           Keith A. Benson              32,130,794              715,146
           Gilbert L. Wachsman          32,106,649              739,291
           Tom F. Weyl                  32,150,929              695,011

         There were no abstentions and no broker non-votes.

         Continuing as directors were Jack W. Eugster, Michael W. Wright, William A.Hodder, Lloyd P. Johnson, Kenneth F. Gorman and Josiah O. Low, III.

     (2) The appointment of Arthur Andersen LLP, independent public accountants, as auditors of the Company for the year ending December 31, 1997, was voted on and approved. There were 32,496,315 votes for, 254,834 votes against, 94,791 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a)   Exhibits

         15.    Letter re unaudited interim financial information
                                                                  ------
         27.    Financial Data Schedules
                                                                  ------
 (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

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





                                             Date:  November 13, 1997