Form 10-K405
period 1997-12-31
MUSICLAND STORES CORP
filed 1998-03-13
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

For the fiscal year ended December 31, 1997
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              ------   -------

Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

                Delaware                                      41-1623376
    (State or other jurisdiction of                        (I.R.S. Employer
       incorporation organization)                        Identification No.)

     10400 Yellow Circle Drive,
       Minnetonka, Minnesota                                     55343
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code: (612) 931-8000

Securities registered pursuant to Section 12(b) of the Act:

             Title of each class      Name of each exchange on which registered
      Common stock, $.01 par value              New York Stock Exchange

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

         Indicate by check mark if disclosure of delinquent  filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                  ---

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant on December 31, 1997 was approximately $225,235,947 based on the closing stock price of $7 5/16 on the New York Stock Exchange on such date (only members of the Management Investors Group are considered affiliates for this calculation).

     The number of shares outstanding of the Registrant's common stock on February 10, 1998 was 34,458,037.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998 (the "Proxy Statement") are incorporated by reference into Part III.

                             PART I

ITEM 1.       BUSINESS

General

         The Company is the leading specialty retailer of prerecorded music in the United States and is one of the largest national full-media retailers of music, video sell-through, books, computer software and related products. The Company's stores operate under two principal strategies: (i) mall based music and video sell-through stores (the "Mall Stores"), operating under the principal trade names Sam Goody and Suncoast Motion Picture Company ("Suncoast"), and (ii) non-mall based full-media superstores (the "Superstores"), operating under the trade names Media Play and On Cue. At December 31, 1997, the Company operated 1,363 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the Virgin Islands and the United Kingdom. For the year ended December 31, 1997, the Company had consolidated revenues of $1.8 billion, including $1.2 billion from the Mall Stores and $0.6 billion from the Superstores, and EBITDA (earnings before interest, income taxes, depreciation and amortization) of $85.4 million.

         During 1997, the Company completed restructuring programs that had been initiated by management in 1996 to improve the Company's cash flow and profitability. The major components of the restructuring programs included: (i) closing 114 underperforming stores, which in the last full year of their operations lost an aggregate of $17.7 million on an operating contribution basis; (ii) closing one of the Company's two distribution centers, which reduced the Company's working capital investment by approximately $20 million and contributed to a $6.9 million reduction in distribution costs in 1997; and (iii) improving inventory management techniques, which increased the Company's inventory turnover from 1.8 times during 1996 to 2.1 times during 1997. Inventory levels at year-end 1997 were $55.8 million below those of the prior year with approximately $30 million of the reduction due to store closings and the remainder attributable to distribution efficiencies and improved inventory management. The Company reduced Media Play advertising expense by $7.9 million in 1997 from the prior year as a result of closing stores in entire markets and the introduction of a less costly, more targeted, program of newspaper advertising inserts. In addition, in 1997 the Company began to benefit from positive trends in the music retailing industry, including a retreat from severe price discounting and an increase in unit sales. As a result, the Company's EBITDA increased from $35.1 million in 1996 to $85.4 million in 1997, and comparable store sales improved from a decrease of 0.6% in 1996 to an increase of 4.5% in 1997. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     The Company closed 106 stores in 1997 and has closed a total of 236 stores over the last three years, including 114 stores closed in 1997 and 1996 under the restructuring programs and other underperforming stores,the majority of which were near the end of their lease terms. The consolidation of distribution facilities into a single facility in Franklin, Indiana was completed in January 1997 with the closing of the distribution facility in Minneapolis, Minnesota. The Company opened three new stores during 1997. The Company intends to limit store growth in 1998 and will focus on making improvements to existing stores. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Investing Activities."

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

Mall Stores

         Sam Goody. Sam Goody is a well established music retailer that provides a broad selection in an exciting, customer friendly shopping environment. Sam Goody stores offer a full line of music, along with video and related products. The music stores are predominantly found in mall locations and range in size from 1,000 to 30,000 square feet, averaging 4,300 square feet. The larger music stores are in more prominent mall or downtown locations and carry a broader inventory of catalog product, including substantial classical offerings and video sell-through, to appeal to the high volume purchaser. Many of the music stores previously operated under the Musicland name have been converted to the Sam Goody name.

         More than 400,000 Sam Goody store customers participate in the REPLAY program, a frequent shopper program designed to promote customer loyalty and enable targeted marketing. An increased emphasis has been placed on Latin music and other niche music categories as part of efforts to broaden the music store customer base.

         During 1997, the Company opened two new stores and closed 66 stores, including 33 closings under the Company's restructuring programs and 33 other underperforming stores, most of which were near the end of their lease terms. At December 31, 1997, the Company operated 713 music stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. The total square footage of music stores was approximately three million square feet, or 37% of the Company's total store square footage at December 31, 1997.

         Suncoast. Suncoast is the dominant mall based video sell-through retailer in the United States, emphasizing a broad selection and excellent customer service in an entertaining atmosphere. Suncoast stores average 2,400 square feet in size and typically feature 8,000 to 10,000 video titles along with movie and video related apparel, digital video discs ("DVD"), special order video and other related products. The video categories include adventure, comedy, drama, family, animated, musicals, music video, instructional and other special interest. Most of the movies are priced at less than $20 and more than half sell for less than $15. Each store also offers a wide selection of feature films and videos for less than $10. Management plans to establish Suncoast stores as a primary retailer of DVD by offering a broad assortment of titles and developing marketing programs to encourage repeat visits. Suncoast stores currently carry an average of 500 titles on the new DVD format, which will be increased as more titles become available and as the number of homes with DVD players increases. Most of the DVD titles are priced at $20 to $30.

         Suncoast's marketing programs include sweepstakes, instant rebates and exclusive merchandise events promoting recent video releases. Suncoast stores utilize theme and cross-promotional merchandising that coordinates the display and sale of licensed merchandise with the related movie or genre to maximize total sales. Niche marketing, such as product offerings related to Japanese animation, or "Anime," was recently added in Suncoast stores. Beginning in 1998, new audiences will also be targeted through the expansion of advertising to radio and cable television.

     At December 31, 1997, there were 409 Suncoast stores in 46 states, the District of Columbia and the Commonwealth of Puerto Rico. The Company opened no new Suncoast stores during 1997 and closed a total of 13 stores, including nine closings under the Company's restructuring programs and four other underperforming stores. The total square footage of Suncoast stores was approximately one million square feet, or 12% of the Company's total store square footage at December 31, 1997.

Superstores

         Media Play Stores. Media Play is a full-media superstore retailer of entertainment software products providing a superior assortment at competitive prices. Media Play stores average 48,000 square feet in size and are in freestanding and strip mall locations primarily in urban and suburban areas. The extensive merchandise assortment of compact discs, books, video and computer software, complemented by other media and related products including magazines, video games, educational toys, greeting cards and apparel appeals to customers of all ages. Media Play stores provide a family oriented and exciting shopping environment featuring easy access to all merchandise categories, lounge areas for relaxed browsing, convenient customer service areas, live performances and other entertainment activities, children's play areas, coffee carts and popcorn stands. A variety of in-store events, such as musician appearances, book clubs and drawing events, are held throughout the year to attract customers. The non-mall locations and largely self-service environment lower operating costs and enable Media Play stores to offer products at competitive prices.

         The first  Media Play store  opened in  Rockford,  Illinois in November
1992. During 1997, 19 Media Play stores were closed under the Company's restructuring programs. At December 31, 1997, the Company operated 68 Media Play stores in 19 states with total square footage of approximately three million square feet, or 39% of the Company's total store square footage.

         On Cue Stores. On Cue is a full-media retailer in small towns, generally with populations between 8,000 and 20,000 people, providing a wide assortment of entertainment software products at competitive prices. On Cue stores average 6,200 square feet in size and offer customers a convenient local store to shop for music, books, video, computer software and related products with superior customer service to encourage repeat business. On Cue customers also have access to over 100,000 home entertainment titles through the Company's special order program. Customer loyalty is rewarded through such programs as in-store sweepstakes and unadvertised in-store specials. On Cue stores are promoted through highway billboards, direct mail, cable television and local print and radio.

         The first On Cue store opened in February 1992. The Company opened one On Cue store and closed two stores in 1997. At December 31, 1997, the Company operated 157 On Cue stores in 28 states with total square footage of approximately one million square feet, or 12% of the Company's total store square footage.

International Stores

         The Company operates music stores in the United Kingdom under the name Sam Goody. During 1997, the Company focused on improving the profitability of its United Kingdom stores, closing six underperforming stores while opening no new stores. At December 31, 1997, the Company had 16 stores in operation averaging approximately 2,800 square feet in size. The United Kingdom stores provide for their own corporate services, including purchasing and distribution.

Products

         The following table shows the sales and percentage of total sales attributable to each product group.

                                                               Years Ended December 31,
                                             ------------------------------------------------------------
                                                   1997                   1996                1995
                                             -------------------  --------------------  -----------------
                                               Sales        %       Sales        %        Sales     %
                                             ---------   -------  ---------   --------  --------  -------
                                                                 (dollars in millions)

Music .....................................   $  930.0    52.6 %   $  931.1     51.1 %  $  895.0   51.9 %
Video .....................................      509.1    28.8        531.2     29.2       505.9   29.4
Books, computer software and other products      329.2    18.6        359.3     19.7       321.9   18.7
                                              --------   -------   --------   -------   --------  -------
      Total ...............................   $1,768.3   100.0 %   $1,821.6    100.0 %  $1,722.8  100.0 %
                                              ========   =======   ========   ========  ========  =======

         Music. Sales of compact discs are expected to continue to grow and become a larger portion of total music sales while sales of audio cassettes are expected to continue to decline, although at a slower rate than in recent years. Sam Goody stores typically carry 4,500 to 8,500 compact disc titles, depending upon store size and location, while the largest Sam Goody stores carry up to 45,000 compact disc titles. Media Play and On Cue stores carry up to 50,000 and 5,000 compact disc titles, respectively. These titles include "hits," which are the best selling newer releases, and "catalog" items, which are older but still popular releases that customers purchase to build their collections. The Company also produces and sells music under its "Excelsior" label, which include compilations of public domain classical, jazz, big band and reggae music.

         Video. Video cassettes are for sale at all of the Company's stores. Suncoast stores feature up to 15,000 video titles. Media Play stores carry up to 16,000 titles. Sam Goody stores typically carry 2,000 titles, while the largest Sam Goody stores carry up to 14,000 titles. On Cue stores carry up to 4,500 titles.

         Merchandising of DVD, a new video technology, began in 1997. DVD offers the consumer laser technology in a smaller disc format with superior picture quality and audio fidelity. The Company believes that in the next few years, sales of DVD players will begin to replace sales of laserdisc players and video cassette recorders as the new technology becomes widely available. DVD is currently available in Sam Goody, Suncoast and Media Play stores and selected On Cue stores. The Company's DVD sales in 1997 were 1.8% of total video sales, but accelerated in the months of December 1997 and January 1998 to 3.4% and 8.2%, respectively, of total video sales. DVD is expected to grow rapidly and, if successful, to become an important part of the video industry by the year 2000. However, DVD demand could accelerate faster or slower depending upon how consumers react to its technical superiority over the VHS format and the introductory price points of the hardware and software.

         Books, Computer Software and Other Products. Media Play and On Cue stores carry up to 50,000 and 6,500 titles of books, respectively. Computer software is available primarily in Media Play stores, which offer 2,000 computer software programs. "Other Products" refers to video games, brand name blank audio and video tapes, storage containers, carrying cases and sheet music, as well as entertainment related apparel, posters and various other items. Movie and artist related accessories and apparel are highly influenced by the trends and fads surrounding popular movies, actors and artists. The Company's stores also carry a limited variety of portable electronic equipment such as audio cassette players, radios and stereo audio cassette/radios, generally sold at retail prices of approximately $200 or less.

Suppliers

         Substantially all of the home entertainment products (other than computer software) sold by the Company are purchased directly from manufacturers. The Company purchases inventory for its stores from approximately 2,400 suppliers. Approximately 68% of purchases in 1997 were made from the ten largest suppliers. The Company has no long-term contracts with its suppliers and transacts business principally on an order-by-order basis as is typical throughout the industry. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - General."

Marketing

         The Company uses a high level of advertising and promotions in marketing its products. Marketing and advertising programs include special events, advertising partnerships with vendors and corporate partnerships with nationally known names. Additionally, frequent buyer programs in the Company's mall stores and certain product specific programs in On Cue stores are designed to build customer loyalty and encourage repeat visits. The Company has been sponsoring nationally televised/advertised events such as ESPN's Xtreme Games and the "UnVailed" battle of the bands, which appeal to its target customers. Other advertising programs which are being created in conjunction with vendors include television and billboard ads featuring specific albums or movies. In addition, the Company publishes REQUEST, a cutting-edge music and video entertainment news magazine for younger customers. REQUEST is distributed in the music stores as well as Media Play and On Cue stores and also at limited magazine stand outlets. The magazine has an annual audited circulation of six million copies and an estimated readership in the millions.

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

Store Operations

         Sam Goody, Suncoast and On Cue stores are typically managed by a store manager and an assistant manager. Media Play stores typically are managed by a general manager, an assistant general manager and three to five department managers. Most stores are open up to 80 hours per week, seven days a week. The Company does not extend credit to customers, but most major credit cards are accepted.

Competition

         The Company operates in highly competitive markets which are generally local or individual in nature. The Company competes on the basis of service, selection and price, with a broad range of specialty, discount and other retailers, and certain national chains, some of whom have greater financial and marketing resources than the Company. The number of stores and types of competitors have increased significantly over recent years, including non-mall discount stores, consumer electronic superstores, and mall based music, video and book specialty retailers expanding into non-mall multimedia stores. The low prices offered by these non-mall stores have created intense price competition and adversely impacted the performance of both the Company's non-mall and mall stores. Although deep discount pricing by many retailers of entertainment products abated somewhat in 1997, there can be no assurance that if such practice returns the Company will continue to achieve satisfactory gross margins while remaining competitive.

         In addition, the Company competes for consumer time and spending with all leisure time activities, such as movie theaters, television, home computing and internet use, live theater, sporting facilities and spectator events, travel, amusement parks and other family entertainment centers. The Company's ability to compete successfully depends on its ability to secure and maintain attractive and convenient locations, market and manage merchandise attractively and efficiently, offer an extensive product selection and knowledgeable customer service and provide effective management. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - General and
- Results  of Operations."

Seasonality

         The Company's business is highly seasonal, with nearly 40% of the annual revenues and all of the net earnings generated in the fourth quarter. Quarterly results are affected by, among other things, the timing of holidays, new product offerings and new store openings and sales performance of existing stores. See Note 16 of Notes to Consolidated Financial Statements.

Trademarks and Service Marks

         The Company operates its stores under various names, including "Sam Goody," "Musicland," "Suncoast Motion Picture Company," "Media Play" and "On Cue," which have become important to the Company's business as a result of its advertising and promotional activities. These names, along with a number of others, including "REQUEST," "REPLAY," "Excelsior" and "Channel 1000," have been registered with the U.S. Patent and Trademark Office. The Company intends to continue to use these names and marks and may use new names for specific stores depending on the type of store and its location.

Personnel

         As of January 26, 1998, the Company employed approximately 5,800 full-time employees, 9,600 part-time employees and 1,000 temporary employees. Hourly employees at 15 of the Company's stores are represented by unions. All other facilities are non-union and the Company believes that its employee relations are good.


ITEM 2.       PROPERTIES

         Corporate Headquarters and Distribution Facilities. The Company owns its corporate headquarters facility in Minneapolis, Minnesota, consisting of an office building with approximately 94,000 square feet of space on approximately
5.4 acres of land. Approximately 73,000 square feet of office and storage space in Minneapolis, Minnesota is under an operating lease that expires in January 2002. The Company's distribution facilities are located in Franklin, Indiana and consist of a 715,000 square foot building on approximately 66.6 acres of land, with options on approximately 33.4 acres of land. See Note 4 and Note 15 of Notes to Consolidated Financial Statements.

         Store Leases. Most of the Company's stores are under operating leases with various remaining terms through the year 2017. The Company owns three Media Play stores. The leases have terms ranging from 3 to 25 years. Certain store leases contain provisions restricting assignment, merger, change of control or transfer. In most instances, the Company pays, in addition to minimum rent, real estate taxes, utilities, common area maintenance costs and percentage rents which are based upon sales volume. Certain store leases provide the Company with an early cancellation option if sales for a designated period do not reach a specified level as defined in the lease. The following table lists the number of leases due to expire or terminate in each fiscal year based on the fixed lease term, giving effect to early cancellation options and excluding renewal options.

  1998........................  157         2003.........................   141
  1999........................  203         2004.........................   127
  2000........................  208         2005.........................   107
  2001........................  185         2006.........................    43
  2002........................  117         2007 and thereafter..........    72

         A total of 168 leases without renewal options will expire in the years 1998 and 1999. Although the Company has historically been successful in renewing most of its store leases when they have expired, there can be no assurance that the Company will continue to be able to do so on acceptable terms or at all in light of the recent restructuring programs. If the Company is unable to renew leases for its stores as they expire, or find favorable locations on acceptable terms, there can be no assurance that such failures will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 3.       LEGAL PROCEEDINGS

         The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by MSC during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.       MARKET FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The common stock of MSC is traded on the New York Stock Exchange under the symbol MLG. For common stock price information, see Note 16 of Notes to Consolidated Financial Statements. As of February 10, 1998, MSC had approximately 578 holders of record of its common stock.

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

ITEM 6.       SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the years indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes contained in Item 14 herein and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Item 7 herein.


                      SELECTED CONSOLIDATED FINANCIAL DATA
             (In thousands, except per share amounts and store data)

                                                                   Years Ended December 31,
                                              --------------------------------------------------------------------
                                                  1997          1996         1995          1994          1993
                                              ------------- ------------- ------------ ------------- -------------
Statement of Operations Data:
Sales......................................   $  1,768,312  $  1,821,594  $ 1,722,572  $  1,478,842  $  1,181,658
Gross profit...............................        614,829       611,759      606,070       542,199       470,951
Selling, general and administrative
   expenses................................        529,427       576,658      525,213       450,919       365,311
Depreciation and amortization..............         39,411        44,819       45,531        37,243        29,057
Goodwill write-down........................              -        95,253      138,000            -             -
Restructuring charges......................              -        75,000           -             -             -
Operating income (loss)....................         45,991      (179,971)    (102,674)       54,037        76,583
Interest expense...........................         31,720        32,967       27,881        19,555        19,831
Earnings (loss) before income taxes and
   extraordinary charge....................         14,271      (212,938)    (130,555)       34,482        56,752
Income taxes...............................            300       (19,200)       5,195        17,100        25,400
Earnings (loss) before extraordinary
   charge (1)..............................         13,971      (193,738)    (135,750)       17,382        31,352

Earnings (loss) per common share: (1)
   Basic...................................   $        .42  $      (5.80) $     (4.00) $       0.51  $       1.03
   Diluted.................................            .41         (5.80)       (4.00)         0.51          1.03

                                                                         December 31,
                                              --------------------------------------------------------------------
                                                  1997          1996         1995          1994          1993
                                              ------------- ------------- ------------ ------------- -------------
Balance Sheet Data:
Total assets...............................   $    733,895  $    996,915  $   996,957  $  1,079,632  $    905,682
Long-term debt, including current
   maturities..............................        193,087       396,599      163,000       110,000       135,000
Stockholders' equity.......................         18,770         2,619      195,811       340,276       322,594

Store Data:
Total store square footage (in millions)...            8.3           9.5          9.9           7.2           4.9
Store count:
   Sam Goody stores........................            713           777          820           869           875
   Suncoast stores.........................            409           422          412           378           320
   Media Play stores.......................             68            87           89            46            13
   On Cue stores...........................            157           158          153            77            32
   United Kingdom and other stores.........             16            22           22            16            11
                                              ------------- ------------- ------------ ------------- -------------
      Total................................          1,363         1,466        1,496         1,386         1,251
                                              ============= ============= ============ ============= =============

----------------------------------------------

(1) Amounts for the year ended December 31, 1993 are before an extraordinary charge from early redemption of debt, net of income tax benefit, of $3,900, or $0.13 per basic and diluted share. Net earnings for the year ended December 31, 1993 were $27,452, or $0.90 per basic and diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

       Beginning in 1995, the Company's financial results began to deteriorate as a result of: (i) aggressive expansion of product offerings and new store openings by most of the Company's non-mall competitors; (ii) severe price discounting of music products by certain non-mall competitors; (iii) a lack of strong selling hits in the music industry, which depressed sales throughout the industry; and (iv) the Company's own rapid expansion of Media Play stores in response to encouraging initial results. In 1996 management initiated restructuring programs designed to improve the Company's cash flow and profitability. The major components of the restructuring programs included: (i) closing 114 underperforming stores, which in the last full year of their operations lost an aggregate of $17.7 million on an operating contribution basis; (ii) closing one of the Company's two distribution centers, which reduced the Company's working capital investment by approximately $20 million and contributed to a $6.9 million reduction in distribution costs in 1997; and (iii) improving inventory management techniques, which increased the Company's inventory turnover from 1.8 times during 1996 to 2.1 times during 1997. Inventory levels at year-end 1997 were $55.8 million below those of the prior year with approximately $30 million of the reduction due to store closings and the remainder attributable to distribution efficiencies and improved inventory management. The Company reduced Media Play advertising expense by $7.9 million in 1997 from the prior year as a result of closing stores in entire markets and the introduction of a less costly, more targeted, program of newspaper advertising inserts. In addition, in 1997 the Company began to benefit from positive trends in the music retailing industry, including a retreat from severe price discounting and an increase in unit sales. As a result, the Company's earnings before interest expense, income taxes, depreciation and amortization, goodwill write-down and restructuring charges increased from $35.1 million in 1996 to $85.4 million in 1997, and comparable store sales improved from a decrease of 0.6% in 1996 to an increase of 4.5% in 1997.

         In the first quarter of 1997, the Company's largest vendors and a substantial majority of its remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to ten days or less on new purchases. The Company completed repayment of the deferred trade payables during the fourth quarter of 1997. The Company also obtained an amendment to its credit agreement in June 1997 that modified and provided additional flexibility in financial covenants and allowed a $50 million term loan. The Company previously obtained waivers of certain financial covenants and technical defaults under the credit agreement that had been extended to allow for adequate time to complete all of the necessary financing agreements and related amendments. See "- Liquidity and Capital Resources."

Results of Operations

         The following table presents certain sales and store data for Mall Stores, Superstores and in total for the Company for the last three years. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as one industry segment.



                                                         Years Ended December 31,
                                                 -------------------------------------
                                                    1997         1996         1995
                                                 ----------- ------------ ------------
                                                (dollars and square footage in millions)
Sales:
   Mall Stores ...............................   $  1,165.0  $  1,160.0   $  1,187.0
   Superstores ...............................        589.5       643.8        516.7
      Total (1) ..............................      1,768.3     1,821.6      1,722.6
Percentage change from prior year:
   Mall Stores ...............................          0.4 %      (2.3)%       (2.5)%
   Superstores ...............................         (8.4)       24.6        108.5
      Total (1) ..............................         (2.9)        5.7         16.5
Comparable store sales change from prior year:
   Mall Stores ...............................          4.7 %      (1.7)%       (4.9)%
   Superstores ...............................          4.1         2.0          4.8
      Total (1) ..............................          4.5        (0.6)        (3.2)
Number of stores open at year end:
   Mall Stores ...............................        1,122       1,199        1,232
   Superstores ...............................          225         245          242
      Total (1) ..............................        1,363       1,466        1,496
Total store square footage at year end:
   Mall Stores ...............................          4.0         4.3          4.5
   Superstores ...............................          4.2         5.2          5.3
      Total (1) ..............................          8.3         9.5          9.9

 (1) The totals include United Kingdom and other stores.

         Sales. Comparable store sales growth in 1997 was led by significant gains in music, driven by strong sales of new releases. Gains were also achieved in educational toys, apparel and video games. These gains were partially offset by flat comparable store sales in video and a decline in book sales, due in part to a reduction in the number of book titles offered by the Superstores. Comparable store sales in video were slowed by the lack of depth in new releases other than strong sales of the Star Wars Trilogy Special Edition video set released during the third quarter of 1997. The Company benefited from a less competitive environment due to the closing of stores by certain mall competitors and less near or below cost pricing of music product by certain non-mall competitors. The reductions in total sales in 1997 resulted from the decreased store count and square footage from closing stores.

         Comparable store sales in 1996 were adversely impacted by the lack of strong product releases in music and video and the challenging retail sales environment. Sales from new Superstores and comparable store sales increases in Superstores open for one year or more accounted for most of the increases in total sales in 1996.

         The  following  table  shows  the  comparable  store  sales  percentage
increase  (decrease)   attributable  to  the  Company's  two  principal  product
categories for the last three years.

                                 Years Ended December 31,
                            -----------------------------------
                              1997         1996          1995
                            --------     --------      --------

           Music..........     7.5 %        0.9 %        (6.9)%
           Video..........     0.2         (0.8)          4.7

         The Company's DVD sales in 1997, the year of DVD introduction, were 1.8% of total video sales. DVD sales accelerated in the months of December 1997 and January 1998 to 3.4% and 8.2%, respectively, of total video sales. Sales of DVD are expected to continue to build during 1998. See "Business - Products - Video."

        Components  of  Earnings.   The  following  table  sets  forth  certain
operating results as a percentage of sales for the last three years.

                                                        Years Ended December 31,
                                                       ------------------------
                                                        1997      1996    1995
                                                       -------   ------  ------

Sales ..............................................    100.0%   100.0%  100.0%
Gross profit .......................................     34.8     33.6    35.2
Selling, general and administrative expenses .......     29.9     31.7    30.5
Operating income before depreciation, amortization
   and restructuring charges .......................      4.8      1.9     4.7
Operating income (loss) ............................      2.6     (9.9)   (6.0)

         Gross Profit. Approximately 1.3% of the gross margin improvement in 1997 was attributable to price increases and less promotional pricing. The proportion of sales from the lower margin Superstores relative to total Company sales decreased during 1997 due to store closings and resulted in an improvement in total Company gross margin of 0.3%. An increase in inventory shrinkage reduced gross margin by 0.4%.

         In 1996, the increase in sales from the lower margin Superstores relative to total Company sales lowered total Company gross margin by 0.5%. An increase in inventory shrinkage negatively impacted gross margin by 0.4%. The balance of the gross margin decrease in 1996 was primarily attributable to increased promotional pricing in both Mall Stores and Superstores and lower prices in Mall Stores in 1996 as compared to 1995.

         Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses in 1997 compared with 1996 was primarily due to store closings, a reduction in advertising and efficiencies gained from the consolidation of the Company's distribution facilities into a single facility in 1997. The Company's distribution facility in Franklin, Indiana has more than double the combined capacity of the Company's former facilities in Minneapolis, Minnesota and Edison, New Jersey. The Minneapolis facility closed in January 1997 while the Edison facility closed in May 1995. The Company incurred expenses related to the consolidation of approximately $1.5 million and $1.6 million in 1996 and 1995, respectively. Because of the Company's limited store expansion in 1997 and 1996, costs incurred related to store openings were minimal in 1997 and were approximately $4 million in 1996 compared with $13 million in 1995.

         Financial and legal advisory services and related expenses, most of which were incurred in conjunction with obtaining amendments to the Company's credit agreement, totaled approximately $2.9 million in 1997 and $3.8 million in 1996. Selling, general and administrative expenses in 1995 are net of nonrecurring items consisting of income of $8.8 million from the termination of certain service and business development agreements and a charge of $5.4 million for the closing of 35 mall based Sam Goody stores.

         The decrease in selling, general and administrative expenses as a percentage of sales in 1997 was mainly due to the cost savings discussed above. The comparable store sales gains in 1997 also contributed to the rate improvements. The higher expense rate in 1996 compared with 1997 and 1995 was attributable to the effect of the unusual items previously discussed and the negative impact of fixed costs, principally occupancy costs, in both underperforming existing stores and new Media Play stores opened in 1995 and 1996. Many of these underperforming stores were closed under the Company's restructuring programs. See "- Restructuring Charges."

         Depreciation and Amortization. The goodwill write-downs in 1996 and 1995 eliminated goodwill amortization in 1997 while goodwill amortization was $3.0 million, or $0.09 per share, in 1996 and $5.8 million, or $0.17 per share, in 1995. Other depreciation and amortization was $39.4 million, $41.8 million and $39.7 million in 1997, 1996 and 1995, respectively, and primarily related to stores.

         The decrease in 1997 from 1996 was due to store closings. The increase in 1996 over 1995 was attributable to store expansion, net of the decrease related to store closings. See "-Liquidity and Capital Resources - Investing Activities."

         Goodwill Write-down. In August 1995, the Company recorded a goodwill write-down of $138.0 million, or $4.07 per share, for the year ended December 31, 1995. An additional goodwill write-down of $95.3 million, or $2.85 per share, was recorded in December 1996, eliminating the remaining goodwill balance and goodwill amortization for years after 1996.

         Most of the goodwill was established in conjunction with the 1988 leveraged buyout of MGI by MSC. At that time, nearly all of the Company's stores were mall based music stores. The carrying values of long-lived assets, primarily goodwill and property, of the music stores were reviewed for recoverability and possible impairment in both 1995 and 1996 because of sales declines that began in 1995 and continued during 1996. These sales declines resulted from a general decrease in customer traffic in malls, an increase in high-volume, low-price non-mall superstores and a lack of strong music product releases. See Note 2 of Notes to Consolidated Financial Statements.

         Restructuring  Charges.   During  1996,  the  Company  recorded  pretax
restructuring charges of $75.0 million for the estimated cost of programs designed to improve profitability and increase inventory turnover. The restructuring programs included the closing of the Company's distribution facility in Minneapolis, Minnesota and 115 underperforming stores, including 79 Mall Stores and 36 Superstores. The Company closed 53 of these stores in 1996 and completed the restructuring programs in 1997 with the closing of the distribution facility and another 61 stores. The Company removed one Superstore from the closing list after exercising an option in the termination agreement for that store to reinstate the lease. The restructuring charges included $36.3 million of cash payments, primarily related to payments to landlords for the early termination of operating leases and estimated legal and consulting fees, and $38.7 million for non-cash charges related to write-downs of leasehold improvements and certain equipment, net of unamortized lease credits. See "- Liquidity and Capital Resources - Investing Activities."

         Interest Expense. Interest expense consists primarily of interest on revolver borrowings and the 9% subordinated debt. Other interest consists primarily of amortization of debt issuance costs. Components of interest expense for the last three years are as follows:

                                                   Years Ended December 31,
                                               -------------------------------
                                                1997        1996        1995
                                               -------     -------     -------
                                                       (in millions)
    Interest on revolver....................   $ 19.0      $  21.9     $  17.0
    Interest on term loan...................      1.2          -            -
    Interest on subordinated debt...........      9.9          9.9         9.9
    Other interest, net.....................      1.6          1.2         1.0
                                               -------     -------     -------
                                               $ 31.7      $  33.0     $  27.9
                                               =======     =======     =======

         Interest expense on revolver borrowings is impacted by the level of outstanding borrowings during the year, interest rates, the Company's credit rating and the number of days borrowings are outstanding during the year. Average daily revolver borrowings outstanding, weighted average interest rates on the revolver, based on the average daily borrowings, and the highest balances outstanding under the revolving credit facility were as follows:

                                                 Years Ended December 31,
                                            ----------------------------------
                                             1997         1996         1995
                                            --------     --------     --------
                                                  (dollars in millions)
    Average daily revolver borrowings......  $238.5       $289.7       $254.0
    Highest level of revolver borrowings...   273.0        333.0        350.0
    Weighted average interest rate.........     8.0 %        7.6 %        7.1 %

         Lower outstanding revolver borrowings decreased interest expense by $3.9 million in 1997, or $2.7 million when netted with interest expense on the term loan. The term loan proceeds received in September 1997, used to reduce outstanding revolver borrowings, lowered the average daily revolver borrowings for the year by $13 million. Higher outstanding revolver borrowings increased interest expense by $2.4 million in 1996. Increases in the weighted average interest rates increased revolver interest by $1.1 million in 1997 and $1.2 million in 1996. Most of the increase in interest rates in 1997 and 1996 was the result of amendments to the Company's credit agreement. An amendment in June 1997 increased the margin added to variable interest rates on revolver borrowings by 0.25% through April 1998 and by 0.50% thereafter. A previous amendment in April 1996 and lower credit ratings had increased the interest rate margin by 0.93% and the annual facility fee rate by 0.2%.

         Income Taxes. The effective income tax rates of 2.1% in 1997, 9.0% in 1996 and (4.0)% in 1995 vary from the federal statutory rate as a result of deferred tax valuation allowances in 1997 and 1996, goodwill amortization and write-downs in 1996 and 1995, which are nondeductible, and state income taxes. Deferred tax valuation allowances of $24.5 million were established in 1996 because of the uncertainty of future earnings and reduced the deferred income tax balances at December 31, 1996 to the approximate amount of remaining recoverable income taxes after carryback of the 1996 taxable loss. The valuation allowances were reduced by $7.5 million in 1997 based on revised estimates of future earnings. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         The Company's primary sources of capital are borrowings under the revolving credit facility pursuant to the terms of its credit agreement and internally generated cash. Because of the seasonality of the retail industry, the Company's cash needs fluctuate throughout the year and typically peak in November as inventory levels build in anticipation of the Christmas selling season. The Company's cash position is generally highest at the end of December because of the higher sales volume during the Christmas season and extended payment terms typically provided by most vendors for seasonal inventory purchases. The Company's cash needs build during the first quarter as inventories are replenished following the Christmas season and payments for seasonal inventory purchases become due. The Company's practice has generally been to use the excess cash generated from operations in the fourth quarter to repay all or a portion of the outstanding revolver borrowings. The amount of revolver borrowings, if any, outstanding at year end depends upon the sales performance during the Christmas season, the timing of vendor payments and other cash flow requirements.

         In June 1997, the Company completed agreements with its banks to amend the credit agreement and to allow a $50 million term loan. Pursuant to the amendment, the maximum available borrowings under the revolving credit facility are the lesser of: (i) 60% of eligible inventory or (ii) $245.0 million through the expiration of the credit agreement in October 1999. However, for any revolver borrowings which result in a net increase in total outstanding revolver borrowings, total trade accounts payable must be equal to or greater than the total outstanding revolver borrowings. Outstanding revolver borrowings in excess of $245.0 million and the term loan are secured by inventory. The Company had no outstanding revolver borrowings at December 31, 1997. See "- Financing Activities" and Note 4 of Notes to Consolidated Financial Statements.

         The credit agreement contains financial covenants and covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. The amendment to the credit agreement in June 1997 modified and provided additional flexibility in financial covenants related to fixed charge coverage, consolidated tangible net worth and debt to total capitalization and removed financial covenants related to the maximum debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement of revolver borrowings. The Company had previously obtained waivers of certain financial covenants and technical defaults under the credit agreement that had been extended through June 30, 1997 to allow for adequate time to complete all of the necessary financing agreements and related amendments. Covenants of the term loan agreement require a minimum inventory of $150 million and a minimum operating cash flow and limit additional liens. The agreements related to the mortgage notes payable and senior subordinated notes, as amended, also contain certain financial covenants. The Company was in compliance with all covenants at December 31, 1997.

         Operating Activities. Net cash provided by (used in) operating activities (including the increase (decrease) in outstanding checks in excess of cash balances which relate to vendor payments) was $86.7 million in 1997, $(52.6) million in 1996 and $7.2 million in 1995. The significant positive cash flow in 1997 compared with prior years was achieved primarily through a reduced investment in inventory and improvements in operating performance. The consolidation of distribution centers into a single facility, store closings and initiatives designed by management to increase inventory turnover, including better in-stock positions and more frequent purchases closer to the time of sale, enabled the Company to maintain lower inventory levels during 1997, which decreased inventories at December 31, 1997 to $450.3 million from $506.1 million at December 31, 1996. In 1997, the aggregate net changes in inventories, accounts payable and outstanding checks in excess of cash balances contributed $6.4 million to net cash provided by operating activities. In 1996 and 1995, cash used for inventory purchases, as reflected by the aggregate net changes in these inventory related items, was $38.9 million and $31.8 million, respectively. Although inventories at December 31, 1996 of $506.1 million decreased $27.6 million from December 31, 1995, the amount of cash used for inventory purchases increased because of early payments made to certain vendors to obtain discounts and to ensure continued availability of product.

         The Company received income tax refunds, net of payments, of $22.9 million in 1997 from the carryback of the 1996 taxable loss while tax payments of $9.0 million and $17.9 million were made in 1996 and 1995, respectively. Cash expenditures related to store closings under the Company's restructuring programs were $12.2 million and $24.1 million in 1997 and 1996, respectively.

         Investing Activities. Capital expenditures and store data for the last three years are as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                           1997    1996    1995
                                                        --------- ------- ------

          Capital expenditures, net of sale/leasebacks
             and other property sales (in millions) ....   $10.9   $6.4    $87.0

          Store openings:
             Mall Stores ...............................      2      14      49
             Superstores ...............................      1      19     119
                Total (1) ..............................      3      35     175

          Store closings:
             Mall Stores ...............................    (79)    (47)    (64)
             Superstores ...............................    (21)    (16)     --
                Total (1) ..............................   (106)    (65)    (65)

          Net increase (decrease) in store count:
             Mall Stores ...............................    (77)    (33)    (15)
             Superstores ...............................    (20)      3     119
                Total (1) ..............................   (103)    (30)    110

 (1) The totals include United Kingdom and other stores.

         Most of the Company's capital expenditures in 1997 consisted of improvements to existing stores, while in 1996 and 1995, capital expenditures were primarily for store expansion, the majority of which were new Media Play stores. Capital expenditures since 1995 have been significantly lower than in previous years as the Company has shifted its focus to improving profitability in existing stores. The number of stores closed under the Company's restructuring programs were 61 stores and 53 stores in 1997 and 1996, respectively. See "-Results of Operations - Restructuring Charges."

         Financing of capital expenditures has generally been provided by borrowings under the revolving credit facility and internally generated cash. The Company typically receives financing from landlords in the form of contributions and rent abatements for a portion of the capital expenditures, primarily related to new stores and relocations of existing stores. In the third quarter of 1996, net proceeds of $11.6 million were received from the sale of the building containing the Company's distribution facilities and certain corporate office facilities in Minneapolis, Minnesota. The Company leased back the entire building through January 1997 and since then leases a portion of the office facilities. A portion of the Media Play capital expenditures in 1995 were financed with proceeds from sale/leaseback transactions totaling $26.2 million.

         Capital expenditures of approximately $14 million for three new Media Play stores opened in 1996 and $30 million for the new Franklin distribution facility and most of the related equipment were financed through special purpose entities. The property and related mortgage notes payable were recorded on the Company's Consolidated Balance Sheet after terms of amendments to the operating leases required consolidation of the special purpose entities as of October 1996 and June 1997, the dates of the respective amendments. See Note 15 of Notes to Consolidated Financial Statements.

         While management does not currently intend to significantly expand its store base, the Company plans to open selected new stores in order to fill out existing markets or capitalize on attractive leasing opportunities. The Company anticipates capital expenditures in 1998 of approximately $20 million, consisting primarily of improvements to existing stores. The Company anticipates that these capital expenditures will be financed by revolver borrowings and internally generated cash. The Company will continue to assess the profitability of its stores and will close a limited number of underperforming stores in the coming years, if the closings can be accomplished economically.

         Financing Activities. The Company's financing activities principally consist of borrowings and repayments under its revolving credit facility. Cash provided by (used in) financing activities (excluding the increase (decrease) in outstanding checks in excess of cash balances which relate to vendor payments) was $(233.8) million, $219.0 million and $43.2 million during the years ended December 31, 1997, 1996 and 1995, respectively. The $49.5 million of net term loan proceeds received in September 1997 were used to reduce revolver borrowings. Excess cash generated from strong Christmas season sales in 1997 was used to repay all outstanding revolver borrowings by year end. At December 31, 1996, the Company had revolver borrowings of $272.0 million, or $110.0 million when netted with $162.0 million of cash and cash equivalents. The higher level of revolver borrowings in 1996 as compared to 1995 was primarily due to diminished liquidity that had resulted from the challenging retail sales environment experienced by the Company and the negative impact of underperforming stores.

         During the third quarter of 1995, the Company loaned $10.0 million to its 401(k) trust to finance the purchase of 1,042,900 shares of common stock of the Company in the open market. The stock is used for a "KSOP" plan, which combines features of a 401(k) plan and an employee stock ownership plan. See
Note 6 of Notes to Consolidated Financial Statements.

         The revolving credit facility expires in October 1999. The Company expects to enter into a new financing arrangement on or before this expiration date. Maturities of other long-term debt are $26.7 million in 1998, $46.0 million in 1999, $10.3 million in 2000 and $110.0 million in 2003. The Company may, at its option, redeem the senior subordinated notes prior to maturity at 103.375% of par on and after June 15, 1998 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The mortgage notes payable agreements contain one year renewal options which would extend maturities of $21.0 million and $10.3 million to March 2000 and May 2001, respectively. The Company believes it will be able to secure adequate financing to meet these obligations when they become due.

Other Matters

         Inflation, Economic Trends and Seasonality. Although its operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations during the past three fiscal years. The Company's business is highly seasonal, with nearly 40% of the annual revenues and all of the net earnings generated in the fourth quarter. See
Note 16 of Notes to Consolidated Financial Statements for quarterly financial data.

         Year 2000 Compliance. The Company has assessed its systems and equipment with respect to Year 2000 compliance and has developed a project plan. Many of the Year 2000 issues, including the processing of credit card transactions, have been addressed. The remaining Year 2000 issues will either be addressed with scheduled system upgrades or through the Company's internal systems development staff. The incremental costs will be charged to expense as incurred and are not expected to have a material impact on the financial position or results of operations of the Company. However, the Company could be adversely impacted if Year 2000 modifications are not properly completed by either the Company or its vendors, banks or any other entity with whom the Company conducts business. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

         Forward-looking Statements. Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: the timing and strength of new product offerings and technology; pricing strategies of competitors; openings and closings of competitors' stores; the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms and to obtain sufficient financing to meet its liquidity needs; effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K

(a)      Documents filed as part of this report:

         (1)      Consolidated Financial Statements

                  See Index to Consolidated Financial Statements on page 19.

         (2)      Financial Statement Schedules

                  Financial Statement Schedules have been omitted because they are not required or are not applicable, or because the information required to be set forth therein either is not material or is included in the Consolidated Financial Statements or related notes.

         (3)      Exhibits

                  See Exhibit Index on pages 38 through 41.

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1997.

(c)      Exhibits

                  See Exhibit Index on pages 38 through 41.

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


                                                MUSICLAND STORES CORPORATION
                                                       (Registrant)

                                            By:  /s/ Jack W. Eugster
                                                ---------------------
                                        Jack W. Eugster, Chairman of  the Board,
                                          President and Chief Executive Officer

                                          Date:    March 12, 1998
                                                ---------------------
         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Capacity                       Date

                          Chairman of the Board, President
                          and Chief Executive Officer
/s/ Jack W. Eugster       (principal executive officer)           March 12, 1998
------------------
Jack W. Eugster

                          Vice Chairman, Chief Financial
                          Officer and Director
                          (principal financial and
/s/ Keith A. Benson       accounting officer)                     March 12, 1998
-------------------
Keith A. Benson


/s/ Gilbert L. Wachsman   Vice Chairman and Director              March 12, 1998
-----------------------
Gilbert L. Wachsman


/s/ Kenneth F. Gorman     Director                                March 12, 1998
---------------------
   Kenneth F. Gorman


/s/ William A. Hodder     Director                                March 12, 1998
---------------------
William A. Hodder


/s/ Josiah O. Low III     Director                                March 12, 1998
---------------------
Josiah O. Low III


/s/ Terry T. Saario       Director                                March 12, 1998
-------------------
Terry T. Saario


/s/ Tom F. Weyl           Director                                March 12, 1998
-------------------
Tom F. Weyl


/s/ Michael W. Wright     Director                                March 12, 1998
---------------------
Michael W. Wright

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page

         Report of Independent Public Accountants                20

         Consolidated Statements of Operations                   21

         Consolidated Balance Sheets                             22

         Consolidated Statements of Cash Flows                   23

         Consolidated Statements of Stockholders' Equity         24

         Notes to Consolidated Financial Statements              25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Musicland Stores Corporation:


         We have audited the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Musicland Stores Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  ARTHUR ANDERSEN LLP


                                                  Minneapolis, Minnesota,
                                                  January 21, 1998

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                        Years Ended December 31,
                                              -----------------------------------------
                                                  1997          1996           1995
                                              ------------  ------------    -----------
Sales ......................................   $ 1,768,312   $ 1,821,594    $ 1,722,572
Cost of sales ..............................     1,153,483     1,209,835      1,116,502
                                               -----------   -----------    -----------
   Gross profit ............................       614,829       611,759        606,070

Selling, general and administrative expenses       529,427       576,658        525,213
Depreciation and amortization ..............        39,411        44,819         45,531
Goodwill write-down ........................          --          95,253        138,000
Restructuring charges ......................          --          75,000           --
                                               -----------   -----------    -----------

   Operating income (loss) .................        45,991      (179,971)      (102,674)
Interest expense ...........................        31,720        32,967         27,881
                                               -----------   -----------    -----------

   Earnings (loss) before income taxes .....        14,271      (212,938)      (130,555)
Income taxes ...............................           300       (19,200)         5,195
                                               -----------   -----------    -----------

   Net earnings (loss) .....................   $    13,971   $  (193,738)   $  (135,750)
                                               ===========   ===========    ===========

Basic earnings (loss) per common share .....   $      0.42   $     (5.80)   $     (4.00)
                                               ===========   ===========    ===========

Diluted earnings (loss) per common share ...   $      0.41   $     (5.80)   $     (4.00)
                                               ===========   ===========    ===========











          See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                                       December 31,
                                                                                -------------------------
                                                                                    1997          1996
                                                                                ------------   ----------
                                                    ASSETS

Current assets:
   Cash and cash equivalents ...................................................   $   3,942    $ 161,976
   Inventories .................................................................     450,258      506,093
   Deferred income taxes .......................................................      10,600       11,800
   Other current assets ........................................................       8,768       31,492
                                                                                   ---------    ---------
     Total current assets ......................................................     473,568      711,361

Property, net ..................................................................     250,021      277,996

Deferred income taxes ..........................................................       2,400        1,200
Other assets ...................................................................       7,906        6,358
                                                                                   ---------    ---------

     Total Assets ..............................................................   $ 733,895    $ 996,915
                                                                                   =========    =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ........................................   $  26,657    $   2,060
   Accounts payable ............................................................     357,183      406,642
   Restructuring reserve .......................................................        --         33,963
   Other current liabilities ...................................................     115,660      100,866
                                                                                   ---------    ---------
     Total current liabilities .................................................     499,500      543,531

Long-term debt .................................................................     166,430      394,539
Other long-term liabilities ....................................................      49,195       56,226
Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock ($.01 par value; shares authorized:
     5,000,000; shares issued and outstanding: none)............................        --           --
   Common stock($.01 par value; shares authorized: 75,000,000; shares issued and
     outstanding: December 31, 1997, 34,372,592; December 31, 1996,34,301,956) .         344          343
   Additional paid-in capital ..................................................     255,075      253,896
   Accumulated deficit .........................................................    (224,678)    (238,649)
   Deferred compensation .......................................................      (6,998)      (7,998)
   Common stock subscriptions ..................................................      (4,973)      (4,973)
                                                                                   ---------    ---------
     Total stockholders' equity ................................................      18,770        2,619
                                                                                   ---------    ---------

     Total Liabilities and Stockholders' Equity ................................   $ 733,895    $ 996,915
                                                                                   =========    =========




          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                              Years Ended December 31,
                                                                         -----------------------------------
                                                                            1997         1996        1995
                                                                         ---------    ----------   ---------

OPERATING ACTIVITIES:
  Net earnings (loss) .................................................  $  13,971    $(193,738)   $(135,750)
  Adjustments to reconcile net earnings (loss) to net cash provided by
    (used in)operating activities:
    Depreciation and amortization .....................................     39,411       44,819       45,531
    Disposal of property ..............................................      4,112        1,733        7,587
    Goodwill write-down ...............................................       --         95,253      138,000
    Amortization of debt issuance costs and other .....................      1,234          658          516
    Other amortization ................................................      1,022          234          364
    Restructuring charges .............................................       --         75,000         --
    Deferred income taxes .............................................       --            500       (3,400)
  Changes in operating assets and liabilities:
    Inventories .......................................................     55,835       27,601      (41,866)
    Other current assets ..............................................     22,724      (10,353)     (11,172)
    Accounts payable ..................................................    (61,520)       2,794      (53,388)
    Restructuring reserve .............................................    (12,231)     (24,092)        --
    Other current liabilities .........................................     14,843       (6,767)     (11,445)
    Other assets ......................................................     (1,483)        (590)      (1,079)
    Other long-term liabilities .......................................     (3,305)       3,637        9,875
                                                                          --------     --------     --------
      Net cash provided by (used in) operating activities .............     74,613       16,689      (56,227)
                                                                          --------     --------     --------

INVESTING ACTIVITIES:
  Capital expenditures ................................................    (10,940)     (17,970)    (113,983)
  Sale/leasebacks and other property sales ............................       --         11,594       26,969
                                                                          --------     --------     --------
      Net cash used in investing activities ...........................    (10,940)      (6,376)     (87,014)
                                                                          --------     --------     --------

FINANCING ACTIVITIES:
  Increase (decrease) in outstanding checks in excess of cash balances      12,061      (69,321)      63,435
  Borrowings (repayments) under revolver ..............................   (272,000)     219,000       53,000
  Net proceeds from issuance of long-term debt ........................     49,500         --           --
  Principal payments on long-term debt ................................    (11,487)        --           --
  Loan to KSOP ........................................................       --           --         (9,997)
  Proceeds from sale of common stock ..................................        219           13          196
                                                                          --------     --------     --------
      Net cash provided by (used in) financing activities .............   (221,707)     149,692      106,634
                                                                          --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ......................................................   (158,034)     160,005      (36,607)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................    161,976        1,971       38,578
                                                                          --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR...............................   $  3,942     $161,976     $  1,971
                                                                          ========     ========     ========

CASH PAID (RECEIVED) DURING THE YEAR FOR:
   Interest............................................................   $ 33,035     $ 31,677     $ 27,268

   Income taxes, net ..................................................    (22,908)       9,010       17,884


          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                              Retained
                                 Common Stock   Additional    Earnings                      Common         Total
                               ---------------   Paid-in    (Accumulated     Deferred       Stock      Stockholders'
                               Shares   Amount   Capital      Deficit)     Compensation  Subscriptions    Equity
                              -------- -------  ----------   -------------  ------------  ------------  -----------
January 1, 1995.............   34,247  $  342   $  254,068   $     90,839   $             $  (4,973)    $ 340,276
Net loss....................                                     (135,750)                               (135,750)
Other, including exercise
   of stock options and
   related tax benefit......       50       1          670                                                    671
Loan to KSOP................                                                    (9,997)                    (9,997)
Amortization of deferred
   compensation and
   adjustment to fair
   market value of KSOP
   shares, net of tax benefit                         (388)                        999                        611
                              -------  ------   ----------   -------------  ------------   -----------  ----------
December 31, 1995...........   34,297     343      254,350        (44,911)      (8,998)      (4,973)      195,811

Net loss....................                                     (193,738)                               (193,738)
Other, including exercise
   of stock options and
   related tax benefit......        5       -           13                                                     13
Amortization of deferred
   compensation and
   adjustment to fair
   market value of KSOP
   shares, net of tax benefit                         (467)                      1,000                        533
                              -------  ------   ----------   -------------  ------------   -----------  ----------

December 31, 1996...........   34,302     343      253,896       (238,649)      (7,998)      (4,973)        2,619

Net earnings................                                       13,971                                  13,971
Other, including exercise
   of stock options and
   related tax benefit......       71       1          275                                                    276
Issuance of warrants........                           890                                                    890
Amortization of deferred
   compensation and
   adjustment to fair
   market value of KSOP
   shares, net of tax.......                            14                       1,000                      1,014
                              -------  ------   ----------   ------------  ------------   -----------   ----------
December 31, 1997...........   34,373  $  344   $  255,075   $   (224,678) $    (6,998)   $   (4,973)   $  18,770
                              =======  ======   ==========   ============  ============   ===========   ==========






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

         Business. The Company operates principally in the United States as a specialty retailer of home entertainment products, including prerecorded music, video sell-through, books, computer software and related products. The Company's stores operate under two principal strategies: (i) mall based music and video sell-through stores (the "Mall Stores"), operating under the principal trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as one industry segment. At December 31, 1997, the store count included 1,122 Mall Stores and 225 Superstores, with 4.0 million total store square footage in Mall Stores and 4.2 million total store square footage in Superstores. The Company operated 1,363 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the Virgin Islands and the United Kingdom at December 31, 1997.

         Summary of Significant Risks and Uncertainties. Over the past few years, the number of stores and types of competitors faced by the Company's stores increased significantly, including non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The intense competitive environment and pricing pressure created by the high-volume low-price superstores eased in 1997 as a result of the closing of stores by certain mall competitors as well as the narrowing of entertainment software product offerings, downsizing of store selling space devoted to media products and less near or below cost pricing by certain non-mall competitors. The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings and technology, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms and to obtain sufficient financing to meet its liquidity needs, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

         The Company has assessed its systems and equipment with respect to Year 2000 compliance and has developed a project plan. Many of the Year 2000 issues, including the processing of credit card transactions, have been addressed. The remaining Year 2000 issues will either be addressed with scheduled system upgrades or through the Company's internal systems development staff. The incremental costs will be charged to expense as incurred and are not expected to have a material impact on the financial position or results of operations of the Company. However, the Company could be

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


1.       Summary of Significant Accounting Policies (Continued)

adversely impacted if the Year 2000 modifications are not properly completed by either the Company or its vendors, banks or any other entity with whom the Company conducts business. The Company is devoting and plans to continue to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

         Cash and Cash Equivalents. Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates market value. Restricted cash amounts are not material. The Company uses controlled disbursement banking arrangements under its cash management program which provide for the reimbursement of major bank disbursement accounts on a daily basis. At December 31, 1997, outstanding checks in excess of cash balances of $12,061 were included in accounts payable.

         Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the retail inventory method, on the first-in, first-out (FIFO) basis.

         Property. Buildings and improvements, store fixtures and other property are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of ten years, which is generally equal to or less than the lease term. Accelerated depreciation methods are used for income tax purposes. When assets are sold or retired, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Depreciation and amortization expense for property was $39,370, $41,763 and $39,653 for the years ended December 31, 1997, 1996 and 1995, respectively. In the event that facts and circumstances indicate that the carrying amount of property may not be recoverable, an evaluation would be performed using such factors as recent operating results, projected cash flows and management's plans for future operations.

         Debt Issuance Costs. Debt issuance costs are amortized over the terms of the related financing using the interest method.

         Store Opening and Advertising Costs. Store opening and advertising costs are charged to expense as they are incurred.

         Stock-Based Compensation. Compensation expense for employee and director stock options is measured based on the excess, if any, of the quoted market price of the Company's stock on the date of grant over the amount that must be paid to acquire the stock.

         Income Taxes. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities at currently enacted tax rates. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

        Other Comprehensive Income. The Company has no significant items of other comprehensive income.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


1.       Summary of Significant Accounting Policies (Continued)

         Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year of 33,528,000, 33,414,000 and 33,898,000 in 1997, 1996 and 1995, respectively. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year, adjusted in 1997 for 641,000 of incremental shares assumed issued on the exercise of stock options and warrants. Stock options were excluded from diluted computations for the net losses for the years ended December 31, 1996 and 1995 as the effect would be anti-dilutive. For purposes of earnings (loss) per share computations, shares of common stock under the Company's employee stock ownership plan, established in the third quarter of 1995, are not considered outstanding until they are committed to be released.

2.       Write-down of Goodwill

         In connection with the Company's adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"), in 1995, the carrying values of long-lived assets, primarily goodwill and property, of the music stores were reviewed for recoverability and possible impairment in light of recent developments. Goodwill primarily resulted from the acquisition of MGI by MSC in a leveraged buyout in 1988, when nearly all of the Company's stores were mall based music stores. During 1995 and 1996, the music stores experienced sales declines which were a result of a general decrease in customer traffic in malls, an increase in high-volume, low-price non-mall superstores and a lack of strong music product releases.

         The Company updated its operating projections for the music stores in the third quarter of 1995 and again in the fourth quarter of 1996 to reflect the continued weak retail environment and competitive pricing. An analysis of the projected undiscounted future cash flows indicated impairment had occurred. A goodwill write-down of $138,000 was recorded in August 1995 and a write-down of the remaining goodwill of $95,253 was recorded in December 1996 based on estimates of fair value of the music stores determined primarily from operating projections, future discounted cash flows and other significant market factors related to the Company. Goodwill amortization for the years ended December 31, 1996 and 1995 was $3,005 and $5,793, respectively.

3.       Restructuring Charges

         During 1996, the Company recorded pretax restructuring charges of $75,000 for the estimated cost of programs designed to improve profitability and increase inventory turnover. The restructuring programs included the closing of the Company's distribution facility in Minneapolis, Minnesota and 115 underperforming stores, including 79 Mall stores and 36 Superstores. The Company closed 53 of these stores in 1996 and completed the restructuring programs in 1997 with the closing of the distribution facility and another 61 stores. The Company removed one Superstore store from the closing list after exercising an option in the termination agreement for that store to reinstate the lease. The restructuring charges included $36,300 of cash payments, primarily related to payments to landlords for the early termination of operating leases and estimated legal and consulting fees, and $38,700 for non-cash charges related to write-downs of leasehold improvements and certain equipment, net of unamortized lease credits.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


4.       Long-term Debt

                                                                December 31,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
Long-term debt consists of the following:
Revolver borrowings, variable rates .....................   $   --     $272,000
Term loan, variable rate, 8.13% at December 31, 1997 ....     50,000       --
Mortgage notes payable, variable rates, 8.24% to 8.37% at
   December 31, 1997 ....................................     33,087     14,599
9% senior subordinated notes, unsecured, due 2003 .......    110,000    110,000
                                                            --------   --------
   Total ................................................    193,087    396,599

Less current maturities .................................     26,657      2,060
                                                            --------   --------
Total long-term debt ....................................   $166,430   $394,539
                                                            ========   ========

         The Company's bank credit agreement, as amended in June 1997, provides for a revolving credit facility and expires in October 1999. Borrowings under the revolving credit facility are available up to a maximum of the lesser of 60% of eligible inventory or $255,000 through February 15, 1998 and $245,000 thereafter. However, for any borrowings which result in a net increase in total outstanding revolver borrowings, total trade accounts payable must be equal to or greater than the total outstanding revolver borrowings. Facility fees at an annual rate of up to 0.50% are assessed on the maximum credit amount available. Revolver borrowings at December 31, 1996 have been reclassified to long-term debt because of the waiver and subsequent removal in 1997 of the annual one day clean-down requirement of revolver borrowings.

                                                     Years Ended December 31,
                                                -------------------------------
                                                  1997       1996        1995
                                                ---------  ---------   --------
Revolver data is as follows:
Average daily outstanding revolver borrowings   $238,500   $289,700    $254,000
Highest outstanding revolver borrowings .....    273,000    333,000     350,000
Weighted average interest rates:
   Based on average daily borrowings ........      8.03 %     7.56%      7.13 %
   At year end, excluding facility fee rate .       N/A       7.26       7.12

         The Company has pledged the common stock of certain of its wholly owned subsidiaries as collateral for borrowings under the revolving credit facility. Outstanding revolver borrowings in excess of $245,000 and the term loan are secured by the Company's inventory. The mortgage notes payable are collateralized by land, buildings and certain fixtures and equipment of three of the Company's Media Play stores and the Franklin, Indiana distribution facility with an aggregate carrying value, including additional building improvements, of $43,965 at December 31, 1997.

         The credit agreement contains financial covenants and covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. The amendment to the credit agreement in June 1997 modified and provided additional flexibility in financial covenants related to fixed charge coverage, consolidated tangible net worth and debt to total capitalization and removed financial covenants related to the maximum debt and trade payables to eligible inventory ratio and the annual one day clean-down requirement of revolver borrowings. Covenants of the term loan agreement require a minimum

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


4.       Long-term Debt (Continued)

inventory of $150,000 and a minimum operating cash flow and limit additional liens. The agreements related to the mortgage notes payable and senior subordinated notes, as amended, also contain certain financial covenants. The Company was in compliance with all covenants at December 31, 1997.

         Maturities of long-term debt are: 1998, $26,657;  1999, $46,000;  2000,
$10,276; and 2003, $110,000. The Company may, at its option, redeem the senior subordinated notes prior to maturity at 103.375% of par on and after June 15, 1998 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The mortgage notes payable agreements contain one year renewal options which would extend maturities of $21,000 and $10,276 to March 2000 and May 2001, respectively. The mortgage notes payable balance at December 31, 1997 includes deferred financing credits of $154 that are being amortized over the term of the related debt.

5.       Income Taxes

                                                   Years Ended December 31,
                                                -----------------------------
                                                  1997       1996       1995
                                                --------   --------   -------
Income taxes consist of:
Current:
  Federal .....................................   $  100   $(18,300)  $ 7,395
  State, local and other ......................      200     (1,400)    1,200
                                                  ------   --------   -------
                                                     300    (19,700)    8,595
                                                  ------   --------   -------

Deferred:
  Federal .....................................    1,400     (1,000)   (3,200)
  State, local and other ......................   (1,400)     1,500      (200)
                                                  ------   --------   -------
                                                    --          500    (3,400)
                                                  ------   --------   -------
  Total .......................................   $  300   $(19,200)  $ 5,195
                                                  ======   ========   =======


The Company's effective income tax rates differ
     from the federal statutory rate as follows:
Federal statutory tax rate .....................    35.0%    (35.0)%    (35.0)%
Goodwill amortization and write-down and other
     permanent differences .....................     5.2      16.7       38.5
State and local income taxes, net of federal
     benefit....................................    (5.5)      --         0.5
Valuation allowance ............................   (32.6)      9.3        --
                                                  ------   --------   -------
   Effective income tax rate ...................     2.1%     (9.0)%      4.0%
                                                  ======   ========   =======

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


5.       Income Taxes (Continued)

                                                  December 31,
                                           ----------------------
                                              1997         1996
                                           ----------   ---------
Components of deferred income taxes are as
  follows:
Net current deferred tax asset:
Capitalized inventory costs ..............   $  5,360    $  5,880
Inventory valuation ......................      8,266       5,564
Compensation related .....................      2,504       2,601
Restructuring charges ....................       --        14,388
Store closings ...........................      2,586       1,883
Other accruals ...........................      2,303       2,103
Other, net ...............................        681         581
                                             --------    --------
   Total current deferred income taxes ...     21,700      33,000
Valuation allowance ......................    (11,100)    (21,200)
                                             --------    --------
   Net current deferred income taxes .....   $ 10,600    $ 11,800
                                             ========    ========

Net noncurrent deferred tax asset:
Depreciation .............................   $(15,263)   $(20,901)
Rent expense .............................     18,279      17,651
Amortization of intangible assets ........     (2,011)     (2,011)
Net pension liability ....................        960         881
Other, net ...............................        489         (49)
Alternative minimum tax credits ..........      5,846       8,929
                                             --------    --------
    Total noncurrent deferred income taxes      8,300       4,500
Valuation allowance ......................     (5,900)     (3,300)
                                             --------    --------
Net noncurrent deferred income taxes .....   $  2,400    $  1,200
                                             ========    ========

         The Company's management believes it is more likely than not that the deferred income tax assets, net of valuation allowances, will be realized based on current income tax laws and estimates of future earnings. However, the amount of deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

6.       Employee Benefit Plans

         The Company has a non-contributory, defined benefit pension plan covering certain employees. Retirement benefits are a function of both years of service and the level of compensation. The Company's funding policy is to make an annual contribution equal to or exceeding the minimum required by the Employee Retirement Income Security Act of 1974. Effective December 31, 1991, participation in the pension plan was frozen for employees hired on or after July 1, 1990. The Company has been evaluating on a year to year basis the continuation of benefit accruals under the pension plan. Accordingly, the projected benefit obligation approximated the accumulated benefit obligation at December 31, 1997 and 1996.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


6.       Employee Benefit Plans (Continued)

                                                                         December 31,
                                                                   -----------------------
                                                                      1997         1996
                                                                   ----------   ----------
           The funded status of the pension plan and the related
              accrued pension cost are as follows:
           Change in benefit obligation:
           Benefit obligation at beginning of year................ $   9,604    $   9,330
           Service cost...........................................       411          446
           Interest cost..........................................       748          715
           Effect of assumption change............................       448         (456)
           Actuarial loss (gain) .................................       257          (13)
           Benefits paid..........................................    (1,011)        (418)
                                                                   ----------   ----------
           Benefit obligation at end of year......................    10,457        9,604
                                                                   ----------   ----------

           Change in plan assets:
           Fair value of plan assets at beginning of year.........     9,468        9,289
           Actual return on plan assets...........................     2,468          597
           Benefits paid..........................................    (1,011)        (418)
                                                                   ----------   ----------
           Fair value of plan assets at end of year...............    10,925        9,468
                                                                   ----------   ----------

           Funded status..........................................       468         (136)
           Unrecognized gains.....................................    (3,277)      (2,273)
                                                                   ----------   ----------
           Accrued pension cost................................... $  (2,809)   $  (2,409)
                                                                   ==========   ==========

           Assumptions used in computing pension data are
               as follows:
           Discount rate for benefit obligations..................      7.50  %      7.75  %
           Expected long-term rate of return on plan assets.......      8.50         8.50

                                                        Years Ended December 31,
                                                        ------------------------
                                                         1997     1996     1995
                                                        -------  ------   ------
The components of net pension expense are as follows:
Service cost ........................................   $ 411    $ 446    $ 260
Interest cost .......................................     748      715      631
Expected return on plan assets ......................    (754)    (771)    (672)
Amortization of prior service cost and gain .........      (5)      (5)     (12)
                                                        -----    -----    -----
   Net pension expense ..............................   $ 400    $ 385    $ 207
                                                        =====    =====    =====

         The Company established a defined contribution plan in 1992 for employees not covered by the pension plan. The Company has a 401(k) plan, which is based on contributions made through payroll deductions and partially matched by the Company, covering substantially all employees. The Company's matching contribution to the 401(k) plan is paid in stock of MSC under an employee stock ownership plan ("KSOP"). The Company may also, at its discretion, make a supplemental cash matching contribution. In 1995, to establish the KSOP, the Company made a loan to the KSOP trust for the purchase of 1,042,900 shares of the Company's common stock in the open market. In exchange, the Company received a note, the balance of which is recorded as deferred compensation and is reflected as a reduction of stockholders' equity. The Company recognizes compensation expense during the period the

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


6.       Employee Benefit Plans (Continued)

match is earned equal to the expected market value of the shares to be released to settle the match liability. The number of KSOP shares committed to be released was 104,290 at December 31, 1997 and 1996. At December 31, 1997 and 1996, the number of shares held in suspense was 730,030 and 834,320, respectively, and the market value of the shares held in suspense was $5,338 and $1,251, respectively.

         Expenses for the defined contribution and 401(k) plans for the years ended December 31, 1997, 1996 and 1995 totaled $1,749, $354 and $570, respectively. Expenses for postemployment benefits were not material. The Company does not offer or provide postretirement benefits other than pensions to its employees.

7.       Stock Plans

         The Company's 1994, 1992 and 1988 Stock Option Plans authorize the grant of stock options and stock appreciation rights to officers and other key employees. The Company's Directors Stock Option Plan authorizes the grant of stock options to its directors who are not employees of the Company or its affiliates. The number of shares of common stock that may be issued to employees and directors under each of these plans is 950,000 shares, 1,500,000 shares, 1,000,000 shares and 200,000 shares, respectively. The stock options become exercisable over a period not to exceed ten years after the date they are granted. Stock options are granted at option prices not less than the fair market value of the Company's common stock on the date of the grant. Accordingly, no compensation expense has been recognized for stock options granted. The Company has not granted any stock appreciation rights.

         Pro forma disclosures of net earnings (loss) and net earnings (loss) per common share as if the fair value based method of accounting for stock options had been applied are as follows:

                                                 1997        1996       1995
                                              ---------  ----------- ----------
   Net earnings (loss):      As reported..... $ 13,971   $(193,738)  $(135,750)
                             Pro forma....... $ 13,168   $(194,394)  $(135,850)

   Net earnings (loss) per
       common share:         As reported
                                Basic........ $    .42   $   (5.80)  $   (4.00)
                                Diluted...... $    .41   $   (5.80)  $   (4.00)
                             Pro forma
                                Basic........ $    .39   $   (5.82)  $   (4.01)
                                Diluted...... $    .39   $   (5.82)  $   (4.01)


         The fair value of each employee and director stock option has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.27%, 6.17% and 6.31%; expected volatility of 56%, 49% and 45%; expected life of seven years; and no dividend yields. The pro forma disclosures may not be representative of the effects on net earnings in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996, the vesting of stock options over several years and the possible grant of additional stock options in the future.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


7.       Stock Plans (Continued)

         Stock option activity for the last three years was as follows:

                                   1997                     1996                       1995
                          -----------------------  ------------------------  -------------------------
                                       Weighted                  Weighted                  Weighted
                                        Average                  Average                    Average
                                       Exercise                  Exercise                   Exercise
                           Shares        Price       Shares        Price       Shares        Price
                          ----------  -----------  ----------  ------------  ----------  -------------
Outstanding at
  beginning of year...    2,681,294    $  7.33     1,892,984     $ 10.52     1,748,916      $ 11.90
Granted...............      734,650       3.16     1,023,973        2.30       398,350         7.84
Exercised.............      (70,636)      3.10        (5,000)       2.50       (50,100)        3.93
Canceled..............     (409,400)      8.67      (230,663)      11.26      (204,182)       18.73
                          -----------              ----------               ------------
Outstanding at
  end of year.........    2,935,908       6.20     2,681,294        7.33     1,892,984        10.52
                          ===========              ==========               ============

Options exercisable
  at year end.........    1,084,642                1,003,916                   840,838
                          ===========              ==========               ============

Options available
  for future grant....      341,500                  666,750                 1,460,060
                          ===========              ==========               ============

Weighted average
  fair value of
  options granted
  during the year.....      $  2.00                  $  1.32                   $  4.38
                          ===========              ==========               ============

         The following table summarizes information concerning outstanding and exercisable stock options at December 31, 1997:

                                             Options Outstanding            Options Exercisable
                                     -----------------------------------  ----------------------
                                                    Weighted
                                                     Average    Weighted               Weighted
                                                    Remaining    Average                Average
                                        Number     Contractual  Exercise    Number     Exercise
    Range of Exercise Prices         Outstanding  Life (Years)   Price    Exercisable    Price
-----------------------------------  -----------  ------------  --------  ----------   ---------
$   1.5000 to $ 2.5625 ............   1,171,459       7.59      $ 2.000     271,503    $  2.465
    3.0000 to   4.5000 ............     592,016       6.42        3.485     228,600       4.500
    6.0625 to   6.7500 ............     422,883       8.98        6.402      28,739       6.625
    9.3750 to  14.5000 ............     594,700       5.35       12.992     452,567      13.462
   21.7500 to  21.7500 ............     154,850       5.83       21.750     103,233      21.750
                                      ---------                           ---------
                                      2,935,908                           1,084,642
                                      =========                           =========

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


8.       Common Stock

         Certain members of current and former management of the Company own 1,991,308 shares of common stock with restrictions ("Restricted Stock") at $0.0025 per share. Although holders of Restricted Stock have voting and dividend rights, no Restricted Stock is transferable until the Company is paid the balance of the subscription price of $2.4975 or $4.4975 per share. After August 25, 2003, the Company may, at its option, buy back the Restricted Shares for $0.0025 per share. The amount of subscriptions due from the holders of Restricted Stock upon transfer is reflected as a reduction of stockholders' equity.

         In connection with the term loan agreement completed in June 1997, the Company issued warrants for the purchase of 1,822,087.16 shares of common stock at $1.5625 per share. The warrants can be traded, are exercisable over a period of five years and expire in 2002. The fair value of the warrants at the time of issuance of $890 was recorded as additional debt issuance costs and an increase to additional paid-in capital.

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

10.      Commitments

         The Company leases most of its retail stores and certain office and storage facilities under operating leases for terms that typically range from three to twenty-five years. Certain store leases provide the Company with an early cancellation option if sales for a designated period do not reach a specified level as defined in the lease. In most instances, the Company pays, in addition to minimum rent, real estate taxes, utilities, common area maintenance costs and percentage rents which are based upon sales volume. Certain store leases contain provisions restricting assignment, merger, change of control or transfer. The Company also leases certain store fixtures and equipment, computers and automobiles under operating leases.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


10.      Commitments (Continued)

         Minimum payments under operating leases with noncancelable terms in excess of one year at December 31, 1997 are: 1998, $137,183; 1999, $131,751;
2000, $111,399; 2001, $85,060; 2002, $70,527; and thereafter, $268,219.

                                                      Years Ended December 31,
                                                ----------------------------------
                                                   1997         1996        1995
                                                ---------    ---------   ---------
Total rent expense consists of the following:
Minimum cash rents ..........................   $ 152,343    $ 166,308   $ 148,736
Straight-line recognition of leases with
   scheduled rent increases .................        (910)       3,152       7,304
Percentage rents ............................       2,143        1,733       2,000
                                                ---------    ---------   ---------
   Total rent expense .......................   $ 153,576    $ 171,193   $ 158,040
                                                =========    =========   =========

11.      Litigation

         The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

12.      Related Party Transactions

         Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), a wholly owned subsidiary of Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), acts as a market maker in the Company's senior subordinated notes. A Managing Director of DLJSC is a member of the Company's board of directors. DLJ and certain of its affiliates, excluding DLJ employees, owned approximately 6.9% of the Company's common stock at December 31, 1996. During 1997, DLJ sold its ownership in the Company's common stock.

13.      Fair Value of Financial Instruments

         The carrying amounts reported in the consolidated balance sheets at December 31, 1996 and 1997 for cash and cash equivalents, other current assets, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the outstanding revolver borrowings at December 31, 1996, based on current market rates, was $217,600. As the interest rates on the term loan and mortgage notes payable are reset monthly based on current market rates and the debt is secured, the carrying values approximate fair value. The fair value of the senior subordinated notes at December 31, 1996 and 1997, based on the last quoted price on those dates, was $50,600 and $101,750, respectively.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


14.      Supplemental Balance Sheet Information

                                                                        December 31,
                                                                   ----------------------
                                                                     1997         1996
                                                                   ---------    ---------
Property consists of the following, at cost:
Land and land improvements .....................................   $  10,003    $   9,283
Buildings ......................................................      32,055       10,408
Leasehold improvements .........................................     231,831      248,077
Store fixtures and other property ..............................     149,973      162,348
                                                                   ---------    ---------
                                                                     423,862      430,116
Less accumulated depreciation and amortization..................    (173,841)    (152,120)
                                                                   ---------    ---------
Property, net ..................................................   $ 250,021    $ 277,996
                                                                   =========    =========

                                                                        December 31,
                                                                   ----------------------
                                                                     1997         1996
                                                                   ---------    ---------
Other current liabilities consist of the following:
Payroll and related taxes and benefits ..........................  $  24,963    $  19,598
Gift certificates payable .......................................     38,224       32,792
Sales taxes payable .............................................     18,764       19,924
Accrued store expenses and other ................................     33,709       28,552
                                                                   ---------    ---------
Total ...........................................................  $ 115,660    $ 100,866
                                                                   =========    =========

Other long-term liabilities consist of the following:
Straight-line recognition of leases with scheduled rent increases  $  32,457    $  36,442
Deferred rent credits ...........................................     12,508       14,651
Other ...........................................................      4,230        5,133

                                                                   ---------    ---------
Total ...........................................................  $  49,195    $  56,226
                                                                   =========    =========

15.      Supplemental Cash Flow Information

          The land, building and certain equipment related to the Company's distribution facility in Franklin, Indiana and the land, buildings and certain fixtures related to three of the Company's Media Play stores were financed under operating leases with special purpose entities that had been formed for the purpose of purchasing the land, equipment and fixtures and constructing the facilities using secured financing. The financed distribution facility property, which had an original cost of approximately $30,000, and the mortgage note payable were recorded on the Company's Consolidated Balance Sheet after the terms of an amendment to the operating lease required consolidation of the special purpose entity as of June 1997, the date of the amendment. The three Media Play stores, which had an aggregate cost of $14,395, together with the related mortgage note payable and deferred financing credits totaling $14,599, were recorded on the Company's Consolidated Balance Sheet after the terms of an amendment to the operating lease required consolidation of the special purpose entity as of October 1996, the date of the amendment.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)



16.      Quarterly Financial Data (Unaudited)


                                                                   Basic       Diluted
                                                                  Earnings     Earnings
                                                      Net        (Loss)per    (Loss)per      Common Stock Price
                                       Gross        Earnings       Common      Common      -----------------------
                         Sales         Profit        (Loss)        Share        Share         High        Low
                     -------------- ------------  ------------- ------------- ------------ ----------- -----------
   1997:
   First............ $     376,080  $   126,463   $    (20,983) $     (0.63)  $     (0.63)    $1 3/4     $  11/16
   Second...........       342,746      120,428        (18,325)       (0.55)        (0.55)     2 7/8        15/16
   Third............       373,283      129,070        (12,384)       (0.37)        (0.37)     8 1/4      2 1/4
   Fourth...........       676,203      238,868         65,663         1.95          1.89      8 1/2      4 5/8
                     -------------- ------------  ------------- ------------- ------------
     Total.......... $   1,768,312  $   614,829   $     13,971  $       .42   $       .41
                     ============== ============  ============= ============= ============

   1996:
   First............ $     383,570  $   129,833   $    (52,636) $     (1.58)  $     (1.58)    $4 3/4     $2
   Second...........       372,410      126,582        (24,080)       (0.72)        (0.72)     5 1/4      3 1/8
   Third............       366,634      127,702        (24,201)       (0.72)        (0.72)     3 5/8      1 3/8
   Fourth...........       698,980      227,642        (92,821)       (2.77)        (2.77)     2          1 1/4
                     -------------- ------------  ------------- ------------- ------------
      Total......... $   1,821,594  $   611,759   $   (193,738) $     (5.80)  $     (5.80)
                     ============== ============  ============= ============= ============

     The three months ended December 31, 1996 include a goodwill write-down of $95,253, or $2.85 per share.

     The three months ended March 31, 1996 and December 31, 1996 include pretax restructuring charges of $35,000 and $40,000, respectively.

         The totals of basic and diluted earnings (loss) per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings (loss) per common share are calculated independently for each quarter.

                                  EXHIBIT INDEX

         The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1997.

 Exhibit                                                                          Sequential
    No.                                 Description                                Page No.
 --------      ---------------------------------------------------------------    ----------
    3.1     -  Restated Certificate of Incorporation of MSC, as amended                [i]
    3.2     -  By-laws of MSC, as amended                                              [ii]
    4.1     -  Senior  Subordinated  Note Indenture,  including form of Note, dated as of June 15, 1993 among MGI, MSC and Bank One Columbus,
               N.A. as  Successor  Trustee to Harris Trust and Savings Bank            [iii]
    4.1(a)  -  First Supplemental  Indenture dated as of  June 13, 1997 to the
               Senior  Subordinated Note Indenture                                     [xv]
    4.2(a)  -  Credit  Agreement  dated as of October  7, 1994 (the  "Credit
               Agreement") among MGI, MSC, the banks listed therein and Morgan
               Guaranty Trust Company of New York, as agent                            [iv]
    4.2(b)  -  Amendment No.1 dated as of February 28, 1995 to the Credit Agreement    [viii]
    4.2(c)  -  Amendment No. 2 dated as of April 9, 1996 to the Credit Agreement       [xi]
    4.2(d)  -  Amendment No. 3 dated as of October 18, 1996 to the Credit Agreement    [xii]
    4.2(e)  -  Waivers and  Agreements under Credit Agreement dated as of March 7,
               1997 to the Credit Agreement                                            [xiii]
    4.2(f)  -  Waivers and Agreements under Credit Agreement dated as of May 19,
               1997 to the Credit Agreement                                            [xv]
    4.2(g)  -  Amendment No. 4 and Waiver dated as of June 16, 1997 to the Credit
               Agreement                                                               [xv]
    4.3     -  Term Loan  Agreement  dated as of June 16, 1997 (the "Term Loan")
               among MGI, MSC, the banks listed therein and Morgan Guaranty Trust
               Company of New York, as agent                                           [xv]
    4.3(a)  -  Security Agreement dated as of June 16, 1997 among MGI and the subsidiaries listed therein, the Debtors listed therein, and Morgan
               Guaranty Trust Company of New York, as agent                            [xv]
    4.3(b)  -  Warrant and Registration Rights Agreement dated as of June 16, 1997 among MSC and the Investors listed therein
    4.4     -  Rights Agreement dated as of March 14, 1995, between MSC and Norwest
               Bank Minnesota, National Association, as Rights Agent.                  [v]
    9       -  Voting Trust Agreement among DLJ, certain of its affiliates, the
               Equitable Investors and Meridian Trust Company                          [i]
   10.1(a)  -  Lease Agreement dated as of March 31, 1994 between Shawmut Bank
               Connecticut,  N.A. as  Owner Trustee  and Musicland  Retail,Inc.,
               as Lessee                                                               [viii]
   10.1(b)  -  Participation Agreement dated as of March 31, 1994 among Musicland
               Retail,  Inc., as Lessee, Shawmut Bank Connecticut, N.A. as Owner
               Trustee, Kleinwort Benson Limited, as Owner Participant, Lender and
               Agent and The Long-Term Credit Bank of Japan, Ltd. Chicago Branch,
               Credit Lyonnais Cayman  Island  Branch,  The Fuji Bank,  Limited,
               as Lenders                                                              [viii]
   10.1(c)  -  Guaranty of MGI dated March 31, 1994                                    [viii]
   10.1(d)  -  Amendment No. 1 dated as of June 16, 1997 to the Lease Agreement        [xv]

  Exhibit                                                                         Sequential
    No.                                 Description                                Page No.
 --------      ---------------------------------------------------------------    ----------
   10.1(e)  -  Amendment No. 1 dated as of June 16,  1997 to  the Participation
               Agreement                                                               [xv]
   10.1(f)  -  Amendment No. 1 dated as of June 16, 1997 to the Guaranty               [xv]
   10.2(a)  -  Master Lease dated as of May 12, 1995 between  Media Play Trust,
               as Landlord, and Media Play, Inc., as Tenant                            [ix]
   10.2(b)  -  Participation Agreement dated as of May 12, 1995  among  Natwest
               Leasing Corporation, as Owner Participant, Media Play Trust, As
               Trust, Yasuda Bank and Trust Company (U.S.A.), as Owner  Trustee,
               National Westminster Bank PLC, as Agent and Lender, Media Play,
               Inc., as  Tenant and  the Long-Term  Credit Bank  of Japan,  Ltd.
               Chicago  Branch and The Yasuda Trust & Banking  Company,  Ltd.,
               Chicago Branch, as Other Lenders                                        [ix]
  10.2(c)   -  Amendment No. 1 dated as  of April 9, 1996  to the  Participation
               Agreement                                                               [xi]
  10.2(d)   -  Lease Guaranty dated as of May 12, 1995 between MGI, as Guarantor,
               and Media Play Trust, as Landlord                                       [ix]
  10.2(e)   -  Amendment No. 1 dated as of April 9, 1996 to the Lease Guaranty         [xi]
  10.2(f)   -  Second Limited Waiver and Amendment dated as of June 16, 1997  of
               Certain Loan Documents and Key Agreements                               [xv]
  *10.3(a)  -  Subscription Agreement among MSC and the Management Investors           [vi]
  *10.3(b)  -  Form of amendment to Management Subscription Agreement                  [i]
  *10.4     -  Form  of Registration  Rights  Agreement among  MSC, DLJ and  the
               Management Investors                                                    [vii]
  *10.5(a)  -  Employment Agreement with Mr. Eugster                                   [vi]
  *10.5(b)  -  Form of amendment to Employment Agreement with Mr. Eugster              [i]
  *10.5(c)  -  Amendment No. 2 to Employment Agreement with Mr. Eugster                [x]
  *10.6(a)  -  Form of Employment Agreement with Messrs. Benson and Ross               [vi]
  *10.6(b)  -  Amendment to Employment Agreement with Mr. Benson                       [xiii]
  *10.6(c)  -  Amendment to Employment Agreement with Mr. Ross                         [xiii]
  *10.7(a)  -  Form of Employment Agreement with Messrs. Bausman and Henderson         [vi]
  *10.7(b)  -  Form of amendment to Employment Agreements with  Messrs. Bausman
               and Henderson                                                           [i]
  *10.7(c)  -  Amendment No. 2 to Employment Agreement with Mr. Bausman                [x]
  *10.7(d)  -  Amendment No. 2 to Employment Agreement with Mr. Henderson              [x]
  *10.8(a)  -  Change of Control Agreement with Mr. Eugster                            [vi]
  *10.8(b)  -  Form of amendment to Change of Control Agreement with Mr. Eugster       [i]
  *10.8(c)  -  Amendment No. 2 to Change of Control Agreement with Mr. Eugster         [x]
  *10.8(d)  -  Amendment No. 3 to Change of Control Agreement with Mr. Eugster         [xiii]
  *10.9     -  Management Incentive Plan dated as of January 1, 1997                   ---
  *10.10    -  1988 Stock Option Plan, as amended                                      [i]
  *10.11    -  Stock Option Plan for Unaffiliated  Directors of MSC, as  amended
               on June 12, 1997                                                        [xv]
  *10.12    -  1992 Stock Option Plan                                                  [i]
  *10.13    -  Musicland Stores Corporation 1994 Employee Stock Option Plan            [viii]
  *10.14    -  Employment Letter Agreement with Mr. Johnson                            [viii]
  *10.15(a) -  Change of Control Agreement with Mr. Johnson                            [x]
  *10.15(b) -  Amendment No. 1 to Change of Control Agreement with Mr. Johnson         [xiii]
  *10.16(a  -  Change of Control Agreement with Messrs. Benson and Ross                [vi]
  *10.16(b) -  Amendment No. 1 to Change of Control Agreement with Mr. Benson          [xiii]


 Exhibit                                                                          Sequential
    No.                                 Description                                Page No.
 --------      ---------------------------------------------------------------    ----------
  *10.16(c) -  Amendment No. 1 to Change of Control Agreement with Mr. Ross            [xiii]
  *10.17    -  Form of Executive Severance Agreement with Mr. Wachsman                 [xiii]
  *10.18    -  Change of Control Agreement with Mr. Wachsman                           [xiv]
  *10.19    -  Long Term Incentive Plan dated as of January 1, 1996                    [xiii]
  *10.20    -  Executive Officer Short Term Incentive Plan dated as of  November
               15, 1996                                                                [xiii]
  *10.21    -  Executive Officer Salary Continuation Plan dated as of March 10,
               1997                                                                    [xiv]
   11       -  Statement re computation of per share earnings                          [xvi]
   21       -  Subsidiaries of MSC                                                     [ii]
   23       -  Consent of Arthur Andersen LLP                                           ---
   27       -  Financial Data Schedules                                                 ---
   99       -  Form 11-K for The Musicland Group's Capital Accumulation Plan           [xvii]

 ------------------------------------------
 [i] Incorporated by reference to MSC's Form S-1 Registration Statement covering common stock initially filed with the Commission on July 6, 1990 (Commission File No. 33-35774).

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

[xiii] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on April 11, 1997 (Commission File No. 1-11014.

[xiv] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarter period ended March 31, 1997 filed with the Commission on May 14, 1997 (Commission File No. 1-11014).

[xv] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarter period ended June 30, 1997 filed with the Commission on August 13, 1997 (Commission File No. 1-11014).

[xvi] Earnings (loss) per common share amounts are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. For purposes of earnings (loss) per share computations, shares of common stock under the Company's employee stock ownership plan, established in the third quarter of 1995, are not considered outstanding until they are committed to be released. Common stock equivalents related to stock options are anti-dilutive in 1996 and 1995 due to the net losses. Common stock equivalents related to stock options which would have a dilutive effect based upon current market prices had no material effect on net earnings per common share in 1994. Accordingly, this exhibit is not applicable to the Company.

[xvii]   To be filed by amendment.

*        Indicates  Management  Contract  or  Compensatory  Plan  or   Agreement
         required to be filed as an Exhibit to this form.