Form 10-Q
period 1998-03-31
MUSICLAND STORES CORP
filed 1998-05-12
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[   ]   TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from        to
                              ------     ------

Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                        41-1623376
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

10400 Yellow Circle Drive, Minnetonka, MN                                55343
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
         The number of shares outstanding of the Registrant's common stock as of April 22, 1998 was 34,489,174 shares.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                          Page


     Item 1.  Financial Statements.


              Consolidated Statements of Operations                      3

              Consolidated Balance Sheets                                4

              Consolidated Statements of Cash Flows                      5

              Notes to Consolidated Financial Statements                 6

              Report of Independent Public Accountants                   8


     Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition.                     9


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K.                         14

     Signature                                                          15

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                                          Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                         1998          1997
                                                       ---------    ---------

Sales ..............................................   $ 392,405    $ 376,080
Cost of sales ......................................     255,652      249,617
                                                       ---------    ---------
   Gross profit ....................................     136,753      126,463

Selling, general and administrative expenses .......     125,067      129,946
Depreciation and amortization ......................       9,827        9,852
                                                       ---------    ---------

   Operating income (loss) .........................       1,859      (13,335)

Interest expense ...................................       6,932        7,648
                                                       ---------    ---------

   Loss before income taxes ........................      (5,073)     (20,983)

Income taxes .......................................      (1,522)        --
                                                       ---------    ---------

   Net loss ........................................   $  (3,551)   $ (20,983)
                                                       =========    =========

   Loss per common share ...........................   $   (0.11)   $   (0.63)
                                                       =========    =========

Weighted average number of common shares outstanding      33,727       33,481
                                                       =========    =========











          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                   March 31,
                                            ----------------------  December 31,
                                               1998        1997         1997
                                            ---------   ----------    ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ............   $   8,852    $  78,968    $   3,942
   Inventories ..........................     423,940      464,031      450,258
   Deferred income taxes ................      10,600       11,800       10,600
   Other current assets .................       7,849       11,181        8,768
                                            ---------    ---------    ---------
     Total current assets ...............     451,241      565,980      473,568

Property, at cost .......................     424,122      401,639      423,862
Accumulated depreciation and amortization    (182,187)    (151,785)    (173,841)
                                            ---------    ---------    ---------
   Property, net ........................     241,935      249,854      250,021

Deferred income taxes ...................       2,400        1,200        2,400
Other assets ............................       7,416        6,217        7,906
                                            ---------    ---------    ---------

     Total Assets .......................   $ 702,992    $ 823,251    $ 733,895
                                            =========    =========    =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt ..  $  50,800    $    --      $  26,657
   Accounts payable ......................    226,705      315,254      357,183
   Restructuring reserve .................       --         10,735         --
   Other current liabilities .............     78,903       66,725      115,660
                                            ---------    ---------    ---------
     Total current liabilities ...........    356,408      392,714      499,500

Long-term debt ...........................    282,417      395,774      166,430
Other long-term liabilities ..............     48,023       53,174       49,195

Stockholders' equity (deficit):
   Preferred stock ($.01 par value; shares
     authorized: 5,000,000; shares issued
     and outstanding: none) .............         --           --           --
   Common stock ($.01 par value; shares
     authorized:75,000,000; shares issued
     and outstanding:  March 31, 1998,
     34,489,174; December 31, 1997,
     34,372,592; March 31, 1997, 34,301,956)      345          343          344
   Additional paid-in capital .............   255,750      253,849      255,075
   Accumulated deficit ....................  (228,229)    (259,632)    (224,678)
   Deferred compensation ..................    (6,749)      (7,998)      (6,998)
   Common stock subscriptions .............    (4,973)      (4,973)      (4,973)
                                             ---------    ---------    ---------
    Total stockholders' equity (deficit) ..    16,144      (18,411)      18,770
                                             ---------    ---------    ---------

     Total Liabilities and Stockholders'
        Equity (Deficit) ..................  $ 702,992    $ 823,251    $ 733,895
                                             =========    =========    =========







          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1998         1997
                                                        ---------    ----------
OPERATING ACTIVITIES:
  Net loss ............................................ $  (3,551)   $ (20,983)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization .....................    10,646       10,028
    Disposal of property ..............................       684          357
  Changes in operating assets and liabilities:
    Inventories .......................................    26,318       42,062
    Other current assets ..............................       919       20,311
    Accounts payable ..................................  (118,417)     (91,388)
    Restructuring reserve .............................      --         (5,405)
    Other current liabilities .........................   (36,512)     (34,188)
    Other assets ......................................       (85)         (43)
    Other long-term liabilities .......................    (1,166)        (960)
                                                        ---------    ---------
                                                         (121,164)     (80,209)
                                                        ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures ................................    (2,426)      (1,962)
                                                        ---------    ---------

FINANCING ACTIVITIES:
  Decrease in outstanding checks in excess of cash
   balances ...........................................   (12,061)        --
  Borrowings under revolver ...........................   141,000        1,000
  Principal payments on long-term debt ................      (857)      (1,837)
  Proceeds from sale of common stock ..................       418         --
                                                        ---------    ---------

    Net cash provided by (used in) financing activities   128,500         (837)
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..     4,910      (83,008)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......     3,942      161,976
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............ $   8,852    $  78,968
                                                        =========    =========

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest ........................................... $   3,441    $   5,536
   Income taxes, net ..................................     (125)     (19,682)





          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (In thousands)


1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC") and its wholly-owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly-owned subsidiaries, after elimination of all material intercompany balances and transactions. MSC and MGI are collectively referred to as the "Company." The Company operates principally in the United States as a specialty retailer of home entertainment products, including prerecorded music, video sell-through, books, computer software and related products. The Company's stores operate under two principal strategies:
(i) mall based music and video sell-through stores (the "Mall Stores"), operating under the principal trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as one industry segment.

         The interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Company has no significant items of other comprehensive income. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K.

2.       Long-term Debt

         In April 1998, the Company completed an offering of $150,000 of 9 7/8% senior subordinated notes due 2008 with an original issue discount of $1,183. The net proceeds to the Company from the offering, after discounts, commissions and other offering costs were $144,317 and were used to repay $32,076 of outstanding mortgage notes payable and $112,241 of revolver borrowings. For the three months ended March 31, 1998, the effective interest rate on the mortgage notes payable ranged from 8.37% to 8.55% and the weighted average interest rate on the revolver, based on average daily borrowings, was 9.01%. Had the offering and repayment of debt occurred on January 1, 1998, interest expense for the three months ended March 31, 1998 would have increased from $6,932 to $7,794.

         In connection with and effective upon completion of the offering, the Company obtained an amendment to its credit agreement that permitted the issuance of the senior subordinated notes and allowed the repayment of the mortgage notes payable. The amendment also allows the Company to seek to extend the maturities of its $50,000 term loan and reduces the maximum available borrowings under the revolving credit facility to the lesser of: (i) 60% of eligible inventory or (ii) $132,000 while the term loan is outstanding or $182,000 if the term loan is repaid.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                                 (In thousands)


3.       Income Taxes

         The effective income tax rates for the three months ended March 31, 1998 and 1997 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

4.       Loss Per Common Share

         Loss per common share amounts are computed by dividing net loss by the weighted average number of common shares outstanding. Potential common shares related to outstanding stock options and warrants are anti-dilutive due to the net loss in each of the three months ended March 31, 1998 and 1997 and, accordingly, only basic loss per share amounts have been presented.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of March 31,
1998 and 1997, and the related consolidated statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Musicland Stores Corporation and Subsidiaries as of December 31, 1997, and, in our report dated January 21, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                              ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
April 24, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

         The Company's stores operate under two principal strategies: (i) mall based music and video sell-through stores (the "Mall Stores"), operating under the principal trade names Sam Goody and Suncoast Motion Picture Company
("Suncoast"), and (ii) non-mall based full-media superstores (the "Superstores"), operating under the trade names Media Play and On Cue. The following table presents certain unaudited sales and store data for Mall Stores, Superstores and in total for the Company for the three months ended March 31, 1998 and 1997. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as one industry segment.

                                                Three Months Ended March 31,
                                       -----------------------------------------
                                                                     Percent
                                                          Percent    of Total
                                                           Incr.  --------------
                                         1998     1997    (Decr.)  1998    1997
                                       -------- --------  ------- ------  ------
                                        (Dollars and square footage in millions)

Sales:
    Mall Stores .......................$ 256.6  $ 243.1    5.5 %   65.4%   64.6%
    Superstores .......................  133.4    130.2    2.5     34.0    34.6
      Total (1) .......................  392.4    376.1    4.3    100.0   100.0

Comparable store sales increase:
    Mall Stores .......................    9.6%     1.8%   N/A     N/A      N/A
    Superstores .......................    7.6      5.6    N/A     N/A      N/A
      Total (1) .......................    8.9      2.9    N/A     N/A      N/A

Number of stores open at end of period:
    Mall Stores .......................  1,110    1,147   (3.2)%   82.2%   82.4%
    Superstores .......................    224      224    0.0     16.6    16.1
      Total (1) .......................  1,350    1,392   (3.0)   100.0   100.0

Total store square footage at end of
 period:
    Mall Stores .......................    4.0      4.1   (3.5)%   48.4%   48.9%
    Superstores .......................    4.2      4.3   (1.1)    51.1    50.4
      Total (1) .......................    8.2      8.4   (2.4)   100.0   100.0

  ----------------------------------------------------------
  (1) The totals include United Kingdom stores.

         Sales. Sales growth during the first quarter of 1998 was driven by strong comparable store sales in music, led by the soundtrack from the movie "Titanic." The Company also had comparable store sales increases in video, contemporary product and video games. These sales gains were achieved with an average store base of approximately 4% fewer stores than in the first quarter of 1997 and a shift in the Easter holiday from March to April in 1998. The Company continued to benefit from a less competitive environment due to the closing of stores by certain mall competitors and less near or below cost pricing of music product by certain non-mall competitors. The following table shows the comparable store sales percentage increase attributable to the Company's two principal product categories for the three months ended March 31, 1998 and 1997.

                                                        Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      1998             1997
                                                  --------------   -------------

          Music...................................     11.8 %           4.9 %
          Video...................................      3.7             1.7

         Digital video discs ("DVD") were first offered for sale in select markets near the end of the first quarter of 1997 and were carried in most of the Company's stores by the end of the third quarter of 1997. DVD sales were 8.7% of total movie sales in the first quarter of 1998 and are expected to continue to gain momentum as more titles become available and more consumers purchase DVD players.

         Gross Profit. Gross profit as a percentage of sales was 34.8% in the first quarter of 1998 compared with 33.6% in the first quarter of 1997, an increase of 1.2%. Most of the gross margin improvement in 1998 was attributable to less promotional pricing and, to a lesser extent, selective price increases made during the second half of 1997 and the first quarter of 1998.

         Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses in the first quarter of 1998 compared with the first quarter of 1997 was due to store closings and a reduction in advertising. Selling, general and administrative expenses in the first quarter of 1997 included financial and legal advisory services and related expenses of approximately $2.1 million, most of which were incurred in conjunction with the Company's credit agreement. Selling, general and administrative expenses as a percentage of sales were 31.9% in the first quarter of 1998 compared with 34.6% in the first quarter of 1997, a decrease of 2.7%. The percentage rate decrease resulted from the expense reductions and comparable store sales increases previously discussed.

         Depreciation and Amortization. Store closings since the first quarter of 1997 reduced depreciation and amortization by $0.6 million in the first quarter of 1998. This decrease was offset by depreciation and amortization of $0.5 million on certain financed property related to the Company's distribution facility in Franklin, Indiana. This property was capitalized in the second quarter of 1997 when the operating lease with a special purpose entity was amended.

         Interest Expense. Interest expense in the first quarter of 1998 decreased $0.7 million from the first quarter of 1997 primarily due to lower outstanding revolver borrowings offset by an increase to interest expense from the term loan. The term loan proceeds received by the Company in September 1997 were used to reduce outstanding revolver borrowings and lowered the average daily revolver borrowings during the first quarter of 1998 by $43.9 million. For the first quarters of 1998 and 1997, the average daily revolver balances, based upon the number of days with outstanding borrowings, were $108.5 million and $272.7 million, respectively. The weighted average interest rates on the revolver during the periods, based upon the average daily balances, were 9.0% and 7.7%, respectively.

         In April 1998, the Company completed an offering of $150.0 million of 9 7/8% senior subordinated notes. As all of the net proceeds were used to reduce existing debt at lower interest rates, the Company expects an increase to interest expense for the year ending December 31, 1998 of approximately $3 million. See "- Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements.

         Income Taxes. The effective income tax rates for the three months ended March 31, 1998 and 1997 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

         Loss Per Common Share. Potential common shares related to outstanding stock options and warrants are anti-dilutive due to the net loss in each of the three months ended March 31, 1998 and 1997 and, accordingly, only basic loss per share amounts have been presented. The Company anticipates net earnings for the fourth quarter and year ending December 31, 1998. For purposes of diluted earnings per share computations for these periods, the weighted average number of common shares will be increased by approximately 2.4 million shares for the incremental shares assumed issued on the exercise of stock options and warrants, compared with increases of 1.1 million shares and 0.6 million shares, respectively, for the same periods in 1997. The higher number of incremental shares in 1998 is due to the full year effect of warrants, issued in June 1997, for the purchase of 1.8 million shares and higher stock prices. The actual number of incremental shares may vary from the estimate based upon movements in the Company's stock price, actual exercises of stock options and warrants and new grants of stock options. See Note 4 of Notes to Consolidated Financial Statements and "Other Matters - Seasonality."

Liquidity and Capital Resources

         The Company's primary sources of working capital are borrowings under the revolving credit facility pursuant to the terms of its credit agreement and internally generated cash. Because of the seasonality of the retail industry, the Company's cash needs fluctuate throughout the year and typically peak in November as inventory levels build in anticipation of the Christmas selling season. The Company's cash position is generally highest at the end of December because of the higher sales volume during the Christmas season and extended payment terms typically provided by most vendors for seasonal inventory purchases. The Company's cash needs build during the first quarter as inventories are replenished following the Christmas season and payments for seasonal inventory purchases become due. In the first quarter of 1997, the Company's largest vendors and a substantial majority of its remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to ten days or less on new purchases. The Company completed repayment of the deferred trade payables during the fourth quarter of 1997. The Company's purchases were on normal credit terms during the first quarter of 1998.

         In April 1998, the Company completed an offering of $150.0 million of 9 7/8% senior subordinated notes. The net proceeds to the Company from the offering, after discounts, commissions and other offering expenses, were $144.3 million. The Company used $32.1 million of the net proceeds to repay all of the outstanding mortgage notes payable and the remaining $112.2 million of net proceeds and $0.8 million of additional cash to repay revolver borrowings. At March 31, 1998, the Company had revolver borrowings of $141.0 million and had cash and cash equivalents of $8.9 million. Effective with the completion of the offering, the maximum available borrowings under the revolving credit facility are the lesser of: (i) 60% of eligible inventory or (ii) $132.0 million while the $50 million term loan is outstanding or $182.0 million if the term loan is repaid. See "- Financing Activities" and Note 2 of Notes to Consolidated Financial Statements.

         Operating Activities. Net cash used in operating activities (including in 1998 the decrease in outstanding checks in excess of cash balances which primarily relate to vendor payments) during the three months ended March 31, 1998 and 1997 was $133.2 million and $80.2 million, respectively. The level of cash used in each period primarily relates to the amount of inventory purchases, income tax refunds and net loss. Cash used for inventory purchases, as reflected by the aggregate net changes in inventories, accounts payable and outstanding checks in excess of cash balances, was $104.2 million in 1998 compared with $49.3 million in 1997. Cash payments for inventory in the first three months of 1998 reflect normal credit terms, while the deferral of trade payable balances in the first quarter of 1997 increased accounts payable and reduced cash payments during the first three months of 1997 by approximately $60 million. Store closings and more frequent purchases closer to the time of sale reduced cash payments during the first three months of 1998 and contributed to lower inventories at March 31, 1998 of $423.9 million, a decrease of $40.1 million from inventories of $464.0 million at March 31, 1997. The Company received income tax refunds, net of payments, of $0.1 million and $19.7 million in the first three months of 1998 and 1997, respectively. The larger refund in 1997 resulted from the carryback of the taxable loss for the year ended December 31, 1996. The net loss for the three months ended March 31, 1998 was $3.6 million compared with $21.0 million for the three months ended March 31, 1997, an improvement of $17.4 million.

         Cash used in operating activities for the three months ended March 31, 1997 include $5.4 million related to restructuring programs initiated by management in 1996 that included the closing of 114 underperforming stores and one of the Company's two distribution centers. The restructuring programs were completed in 1997. Other changes in operating assets and liabilities are primarily related to the seasonal nature of the business and also reflect the effect of store closings.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:

                                 Three Months Ended        Twelve Months Ended
                                      March 31,                 March 31,
                               -----------------------   -----------------------
                                  1998        1997          1998        1997
                               ----------- -----------   ----------- -----------
Openings:
     Mall Stores...............         -           -             2          12
     Superstores...............         -           -             1          10
       Total (1)...............         -           -             3          24
Closings:
     Mall Stores...............       (12)        (52)          (39)        (89)
     Superstores...............        (1)        (21)           (1)        (34)
       Total (1)...............       (13)        (74)          (45)       (126)
Net increase (decrease):
     Mall Stores...............       (12)        (52)          (37)        (77)
     Superstores...............        (1)        (21)            -         (24)
       Total (1)...............       (13)        (74)          (42)       (102)

--------------------------------
(1) The totals include United Kingdom and other stores.

         Most of the Company's capital expenditures in 1998 and 1997 consisted of improvements to existing stores. While management does not currently intend to significantly expand its store base, the Company plans to open selected new stores in order to fill out existing markets or capitalize on attractive leasing opportunities. The Company anticipates capital expenditures in 1998 of approximately $20 million, consisting primarily of improvements to existing stores. The Company anticipates that these capital expenditures will be financed by internally generated cash and revolver borrowings. The Company will continue to assess the profitability of its stores and will close a limited number of underperforming stores in the coming years, if the closings can be accomplished economically. The number of stores closed during the three months and twelve months ended March 31, 1997 included stores closed under the Company's restructuring programs of 61 stores and 102 stores, respectively.

         Financing Activities. Cash provided by (used in) financing activities (excluding in 1998 the decrease in outstanding checks in excess of cash balances which relate to vendor payments) was $140.6 million and $(0.8) million during the three months ended March 31, 1998 and 1997, respectively. The financing activities primarily relate to revolver borrowings. The Company had repaid all outstanding revolver borrowings by the end of 1997 with excess cash generated from strong Christmas season sales. The $141.0 million of revolver borrowings for the three months ended March 31, 1998 were primarily used to finance payments to vendors for seasonal inventory purchases and for inventory purchases on normal credit terms to replenish inventories following the Christmas season. During the three months ended March 31, 1997, revolver borrowings increased $1.0 million since December 31, 1996. Revolver borrowings and cash and cash equivalents were $272.0 million and $162.0 million, respectively, at December 31, 1996 compared with $273.0 million and $79.0 million, respectively, at March 31, 1997. The higher revolver borrowings in those periods were due to the diminished liquidity that had resulted from the challenging retail sales environment experienced by the Company and the negative impact of underperforming stores. Revolver borrowings are lower at March 31, 1998 due to the improved performance of the Company and the use of proceeds received in September 1997 from the $50.0 million term loan, net of $0.5 million of cash debt issuance costs, to reduce revolver borrowings.

         Long-term debt at March 31, 1998 includes $21.0 million of mortgage notes payable related to financing from a special purpose entity that had been treated as an operating lease at March 31, 1997. An amendment to the operating lease in June 1997 required consolidation of the special purpose entity and resulted in the recording of the financing as debt effective with the date of the amendment. Principal payments on long-term debt for the three months ended March 31, 1998 and 1997 of $0.9 million and $1.8 million, respectively, relate to mortgage notes payable. The outstanding balance of mortgage notes payable at March 31, 1998 of $32.1 million, including $0.8 million of current maturities, was repaid in April 1998 with a portion of the $144.3 million of net proceeds from the offering of $150.0 million of 9 7/8% senior subordinated notes. The Company's existing 9% senior subordinated notes are due 2003 and the 9 7/8% senior subordinated notes are due 2008. The Company may, at its option, redeem the 9% senior subordinated notes prior to maturity at 103.375% of par on and after June 15, 1998 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The Company's revolving credit facility expires in October 1999. The Company expects to enter into a new financing arrangement on or before this expiration date. The term loan is due in two installments of $25 million in each of December 1998 and February 1999; however the amendment to the Company's credit agreement in April 1998 allows the Company to seek to extend the maturities of the term loan.

Other Matters

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

The following are filed as exhibits to Part I of this Form 10-Q:

Exhibit No.                          Description
-----------       -------------------------------------------------------
    15.           Letter re unaudited interim financial information
                                                                         -------
    27.           Financial Data Schedules
                                                                         -------

The following are filed as exhibits to Part II of this Form 10-Q:

Exhibit No.                          Description
-----------       -------------------------------------------------------
   4.5            Indenture dated April 6, 1998  between the  Company, as
                  Issuer, and Bank  One, N.A., as  Trustee, with  respect
                  to  the  9 7/8% Senior Subordinated Notes Due  2008 and
                  Form of Note                                              [i]

   4.5(a)         Registration Rights Agreement dated as of April 6, 1998
                  by  and  among  the  Company  and  Donaldson,  Lufkin &
                  Jenrette Securities  Corporation,  BT  Alex. Brown, and
                  NationsBanc  Montgomery  Securities  LLC,   as  Initial
                  Purchasers                                                [i]

  10.9            Management Incentive Plan dated as of January 1, 1998
                                                                         -------
  10.20           Long Term Incentive Plan  dated as of January 1, 1998
                                                                         -------
---------------------------------

[i] Incorporated by reference to MGI's Registration Statement covering 9 7/8% Senior Subordinated Notes initially filed with the Commission on April 24, 1998 (Commission File No. 333-50951).

(b)  Reports on Form 8-K:

On March 18, 1998, the Company filed a Form 8-K reporting under Item 5, Other Events, that it had issued a notice of a certain proposed unregistered offering of debt securities pursuant to Rule 135c of the Securities Act of 1933.

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





                                           MUSICLAND STORES CORPORATION
                                                   (Registrant)

                                           By: /s/ Keith A. Benson

                                               Keith A. Benson
                                               Vice Chairman, Chief Financial
                                               Officer and Director
                                               (authorized officer, principal
                                               financial and accounting officer)





                                           Date: May 12,  1998
                                                 -------------