Form 10-K/A
period 1997-12-31
MUSICLAND STORES CORP
filed 1998-06-25
CIK 832995

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1998 (the "Proxy Statement") are incorporated by reference into Part III.

                                  EXHIBIT INDEX

         The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit                                                               Sequential
  No.                               Description                        Page No.
-------      -------------------------------------------------------- ----------
 3.1     -  Restated Certificate of Incorporation of MSC, as amended       [i]
 3.2     -  By-laws of MSC, as amended                                    [ii]
 4.1     -  Senior  Subordinated Note Indenture,  including form of
            Note, dated as of June 15, 1993 among MGI, MSC and Bank One
            Columbus,  N.A. as successor Trustee to Harris Trust and
            Savings Bank                                                  [iii]
 4.1(a)  -  First Supplemental Indenture dated as of June 13, 1997 to
            the Senior Subordinated Note Indenture                         [xv]
 4.2(a)  -  Credit Agreement dated as of October 7, 1994 (the "Credit
            Agreement") among MGI, MSC, the banks listed therein and
            Morgan Guaranty Trust Company of New York, as agent            [iv]
 4.2(b)  -  Amendment No. 1 dated as of February 28, 1995 to the Credit
            Agreement                                                    [viii]
 4.2(c)  -  Amendment No. 2 dated as of April 9, 1996 to the Credit
            Agreement                                                      [xi]
 4.2(d)  -  Amendment No. 3 dated as of October 18, 1996 to the Credit
            Agreement                                                     [xii]
 4.2(e)  -  Waiver and Agreements under Credit Agreement dated as of
            March 7, 1997 to the Credit Agreement                        [xiii]
 4.2(f)  -  Waivers and Agreements under Credit Agreement dated as of
            May 19, 1997 to the Credit Agreement                           [xv]
 4.2(g)  -  Amendment No. 4 and Waiver dated as of June 16, 1997 to
            the Credit Agreement                                           [xv]
 4.3     -  Term Loan Agreement dated as of June 16, 1997, (the "Term
            Loan") among MGI, MSC, the banks listed therein and Morgan
            Guaranty Trust Company of New York, as agent                   [xv]
 4.3(a)  -  Security Agreement dated as of June 16, 1997 among MGI and the subsidiaries listed therein, the Debtors listed therein,
            and Morgan Guaranty Trust Company of New York, as agent        [xv]
 4.3(b)  -  Warrant and Registration Rights Agreement dated as of June
            16, 1997 among MSC and the Investors listed therein            [xv]
 4.4     -  Rights Agreement dated as of March 14, 1995 between MSC and
            Norwest Bank Minnesota, National Association, as Rights Agent   [v]
 9       -  Voting Trust Agreement among DLJ, certain of its affiliates,
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
            Chicago Branch, Credit Lyonnais Cayman Island Branch, The
            Fuji Bank, Limited, as Lenders                               [viii]
10.1(c)  -  Guaranty of MGI dated March 31, 1994                         [viii]
10.1(d)  -  Amendment No. 1 dated as of June 16, 1997 to the Lease
            Agreement                                                      [xv]
10.1(e)  -  Amendment No. 1 dated as of June 16, 1997 to the
            Participation Agreement                                        [xv]

Exhibit                                                               Sequential
  No.                             Description                           Page No.
-------     -------------------------------------------------------   ----------
10.1(f)  -  Amendment No. 1 dated as of June 16, 1997 to the Guaranty     [xv]
10.2(a)  -  Master Lease dated as of May 12, 1995 between Media Play
            Trust, as Landlord, and Media Play, Inc., as Tenant           [ix]
10.2(b)  -  Participation Agreement dated as of May 12, 1995 among
            Natwest Leasing Corporation, as Owner Participant, Media
            Play Trust, As Trust, Yasuda Bank and Trust Company (U.S.A.),
            as Owner Trustee, National Westminster Bank PLC, as Agent
            and Lender, Media Play, Inc., as Tenant and the Long-Term
            Credit Bank of Japan, Ltd. Chicago Branch and The Yasuda
            Trust & Banking Company, Ltd., Chicago Branch, as Other
            Lenders                                                       [ix]
10.2(c)  -  Amendment  No. 1 dated as of April 9, 1996 to  the
            Participation Agreement                                       [xi]
10.2(d)  -  Lease Guaranty dated May 12, 1995 between MGI, as Guarantor,
            and Media Play Trust, as Landlord                             [ix]
10.2(e)  -  Amendment No. 1 dated as of April 9, 1996 to the Lease
            Guaranty                                                      [xi]
10.2(f)  -  Second Limited Waiver and Amendment dated as of June 16,
            1997 of Certain Loan Documents and Key Agreements             [xv]
*10.3(a) -  Subscription Agreement among MSC and the Management
            Investors                                                     [vi]
*10.3(b) -  Form of amendment to Management Subscription Agreement         [i]
*10.4    -  Form of Registration Rights Agreement among MSC, DLJ and
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
            Eugster                                                     [xiii]
*10.9    -  Management Incentive Plan dated as of January 1, 1997       [xvii]
*10.10   -  1988 Stock Option Plan, as amended                             [i]
*10.11   -  Stock Option Plan for Unaffiliated Directors of MSC, as
            amended on June 12, 1997                                      [xv]
*10.12   -  1992 Stock Option Plan                                         [i]
*10.13   -  Musicland Stores Corporation 1994 Employee Stock Option
            Plan                                                        [viii]
*10.14   -  Employment Letter Agreement with Mr. Johnson                [viii]
*10.15(a)-  Change of Control Agreement with Mr. Johnson                   [x]
*10.15(b)-  Amendment No. 1 to Change of Control Agreement with Mr.
            Johnson                                                     [xiii]
*10.16(a)-  Change of Control Agreement with Messrs. Benson and Ross      [vi]
*10.16(b)-  Amendment No. 1 to Change of Control Agreement with Mr.
            Benson                                                      [xiii]
*10.16(c)-  Amendment No. 1 to Change of Control Agreement with Mr.
            Ross                                                        [xiii]
*10.17   -  Form of Executive Severance Agreement with Mr. Wachsman     [xiii]

 Exhibit                                                              Sequential
   No.                      Description                                Page No.
---------   ------------------------------------------------------    ----------
*10.18   -  Change of Control Agreement with Mr. Wachsman                [xiv]
*10.19   -  Long Term Incentive Plan dated as of January 1, 1996        [xiii]
*10.20   -  Executive Officer Short Term Incentive Plan dated as of
            November 15, 1996                                           [xiii]
*10.20(a)-  Executive Officer Short Term Incentive Plan dated as of
            March 10, 1997                                                [xv]
*10.21   -  Executive Officer Salary Continuation Plan dated as of
            March 10, 1997                                               [xiv]
  11.    -  Statement re computation of per share earnings               [xvi]
  21.    -  Subsidiaries of MSC                                           [ii]
  23.    -  Consent of Independent Public Accountants                      __
  27.    -  Financial Data Schedules                                    [xvii]
  99.    -  Form 11-K for The Musicland Group's Capital Accumulation
            Plan                                                           __



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

[xiii] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on April 11, 1997 (Commission File No. 1-11014.)

[xiv] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarter period ended March 31, 1997 filed with the Commission on May 14, 1997 (Commission File No. 1-11014).

[xv] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarter period ended June 30, 1997 filed with the Commission on August 13, 1997 (Commission File No. 1-11014).

[xvi] The requirements of this exhibit are met by Note 1 of Notes to Consolidated Financial Statements.

[xvii]   Previously filed.

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


                                            MUSICLAND STORES CORPORATION
                                                  (Registrant)



                                            By:   /s/ Keith A. Benson
                                                  Keith A. Benson
                                                  Vice Chairman, Chief Financial
                                                  Officer and Director
                                                 (principal financial and
                                                  accounting officer)

                                            Date: June 25, 1998