Form 10-Q
period 1998-06-30
MUSICLAND STORES CORP
filed 1998-08-12
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                     41-1623376
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

10400 Yellow Circle Drive, Minnetonka, MN                 55343
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
         The number of shares outstanding of the Registrant's common stock as of July 15, 1998 was 35,372,793 shares.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              Page


             Item 1.  Financial Statements.


                      Consolidated Statements of Operations                    3

                      Consolidated Balance Sheets                              4

                      Consolidated Statements of Cash Flows                    5

                      Notes to Consolidated Financial Statements               6

                      Report of Independent Public Accountants                 8



             Item 2.  Management's Discussion and Analysis of Results
                      of Operations and Financial Condition.                   9



PART II - OTHER INFORMATION


             Item 2.  Changes in Securities.                                  14

             Item 4.  Submission of Matters to a Vote of Security Holders.    14

             Item 6.  Exhibits and Reports on Form 8-K.                       15

             Signature                                                        16

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)



                                                         Three Months Ended       Six Months Ended
                                                              June 30,               June 30,
                                                       ---------------------   ---------------------
                                                          1998       1997        1998         1997
                                                       ---------   ---------   ---------   ---------

Sales ..............................................   $ 367,203   $ 342,746   $ 759,608   $ 718,826
Cost of sales ......................................     231,398     222,318     487,050     471,935
                                                       ---------   ---------   ---------   ---------

   Gross profit ....................................     135,805     120,428     272,558     246,891

Selling, general and administrative expenses .......     124,377     121,543     249,444     251,489
Depreciation and amortization ......................       9,818       9,627      19,645      19,479
                                                       ---------   ---------   ---------   ---------

   Operating income (loss) .........................       1,610     (10,742)      3,469     (24,077)

Interest expense ...................................       8,270       7,583      15,202      15,231
                                                       ---------   ---------   ---------   ---------

   Loss before income taxes ........................      (6,660)    (18,325)    (11,733)    (39,308)

Income taxes .......................................      (1,998)       --        (3,520)       --
                                                       ---------   ---------   ---------   ---------

   Net loss ........................................   $  (4,662)  $ (18,325)  $  (8,213)  $ (39,308)
                                                       =========   =========   =========   =========

   Basic loss per common share .....................   $   (0.14)  $   (0.55)  $   (0.24)  $   (1.17)
                                                       =========   =========   =========   =========

Weighted average number of common shares outstanding      34,064      33,507      33,896      33,494
                                                       =========   =========   =========   =========







          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)



                                                                            June 30,
                                                                    ----------------------   December 31,
                                                                       1998        1997          1997
                                                                    ---------   ----------   ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................................   $   8,455    $  13,210   $    3,942
   Inventories ..................................................     399,307      452,696      450,258
   Deferred income taxes ........................................       9,400       11,800       10,600
   Other current assets .........................................       8,960        8,647        8,768
                                                                    ---------    ---------   ----------
     Total current assets .......................................     426,122      486,353      473,568

Property, at cost ...............................................     424,611      421,278      423,862
Accumulated depreciation and amortization........................    (189,744)    (156,525)    (173,841)
                                                                    ---------    ---------   ----------
   Property, net ................................................     234,867      264,753      250,021

Deferred income taxes ...........................................       3,000        1,200        2,400
Other assets ....................................................      10,960        8,850        7,906
                                                                    ---------    ---------   ----------

     Total Assets ...............................................   $ 674,949    $ 761,156   $  733,895
                                                                    =========    =========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt .........................   $  50,000    $   6,786   $   26,657
   Accounts payable .............................................     226,647      304,307      357,183
   Restructuring reserve ........................................        --          4,755         --
   Other current liabilities ....................................      78,290       65,331      115,660
                                                                    ---------    ---------   ----------
     Total current liabilities ..................................     354,937      381,179      499,500

Long-term debt ..................................................     258,834      365,255      166,430
Other long-term liabilities .....................................      46,516       50,568       49,195

Stockholders' equity (deficit):
   Preferred stock ($.01 par value; shares authorized: 5,000,000;
      shares issued and outstanding: none) ......................        --           --           --
   Common stock ($.01 par value; shares authorized: 75,000,000;
      shares issued and outstanding: June 30, 1998, 35,372,793;
      December 31, 1997, 34,372,592; June 30, 1997, 34,301,956) .         354          343          344
   Additional paid-in capital ...................................     258,060      254,739      255,075
   Accumulated deficit ..........................................    (232,891)    (277,957)    (224,678)
   Deferred compensation ........................................      (6,498)      (7,998)      (6,998)
   Common stock subscriptions ...................................      (4,363)      (4,973)      (4,973)
                                                                    ---------    ---------   ----------
     Total stockholders' equity (deficit) .......................      14,662      (35,846)      18,770
                                                                    ---------    ---------   ----------

     Total Liabilities and Stockholders' Equity (Deficit) .......   $ 674,949    $ 761,156   $  733,895
                                                                    =========    =========   ==========


          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                  1998         1997
                                                                ---------    ---------
OPERATING ACTIVITIES:
  Net loss .................................................... $  (8,213)   $ (39,308)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization .............................    21,430       19,711
    Disposal of property ......................................     1,977        2,334
    Deferred income taxes .....................................       600         --
  Changes in operating assets and liabilities:
    Inventories ...............................................    50,951       53,397
    Other current assets ......................................       838       22,845
    Accounts payable ..........................................  (118,475)    (102,335)
    Restructuring reserve .....................................      --         (7,667)
    Other current liabilities .................................   (37,219)     (35,504)
    Other assets ..............................................       (61)      (1,957)
    Other long-term liabilities ...............................    (2,674)      (1,905)
                                                                ---------    ---------
     Net cash used in operating activities ....................   (90,846)     (90,389)
                                                                ---------    ---------

INVESTING ACTIVITIES:
  Capital expenditures ........................................    (6,464)      (3,819)
                                                                ---------    ---------

FINANCING ACTIVITIES:
  Decrease in outstanding checks in excess of cash balances ...   (12,061)        --
  Borrowings (repayments) under revolver ......................      --        (49,000)
  Net proceeds from issuance of long-term debt ................   144,317         --
  Principal payments on long-term debt ........................   (32,933)      (5,558)
  Proceeds from sale of common stock ..........................     2,500         --
                                                                ---------    ---------
     Net cash provided by (used in) financing activities ......   101,823      (54,558)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........     4,513     (148,766)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............     3,942      161,976
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................... $   8,455    $  13,210
                                                                =========    =========

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest ................................................... $  10,643    $  16,410
   Income taxes, net ..........................................       689      (22,954)



          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (In thousands)


1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC") and its wholly-owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly-owned subsidiaries, after elimination of all material intercompany balances and transactions. MSC and MGI are collectively referred to as the "Company." The Company operates primarily in the United States as a specialty retailer of home entertainment products, including prerecorded music, video sell-through, books, computer software and related products. The Company's stores operate under two principal strategies:
(i) mall based music and video sell-through stores (the "Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as one industry segment.

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

2.       Long-term Debt

         In April 1998, the Company completed an offering of $150,000 of 9 7/8% senior subordinated notes due 2008 with an original issue discount of $1,183. The net proceeds to the Company from the offering, after discounts, commissions and other offering costs were $144,317 and were used to repay $32,076 of outstanding mortgage notes payable and $112,241 of revolver borrowings. In 1998, the effective interest rate on the mortgage notes payable ranged from 8.4% to 8.6%. The effective interest rate on the revolver, exclusive of fees, ranged from 7.4% to 9.0% for the six months ending June 30, 1998.

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

3.       Income Taxes

         The effective income tax rates for the three months and six months ended June 30, 1998 and 1997 were based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                                 (In thousands)


4.       Loss Per Common Share

         Basic loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding in each period. Potential common shares related to outstanding stock options and warrants were anti-dilutive due to the net loss in each of the three month and six month periods ended June 30, 1998 and 1997.


5.       Recently Issued Accounting Standards

         Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company plans to adopt SOP 98-1 effective with the first quarter of 1999. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

         Accounting Standards Executive Committee Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), issued in April 1998 and effective for fiscal years beginning after December 15, 1998, requires an entity to expense all start-up activities, including preopening and organization costs, as incurred. The Company is currently in compliance with the provisions of SOP 98-5, and, accordingly, the adoption of SOP 98-5 will not impact the Company's financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota,
July 31, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

         The Company's stores operate under two principal strategies: (i) mall based music and video sell-through stores (the "Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company ("Suncoast"), and (ii) non-mall based full-media superstores (the "Superstores"), operating under the trade names Media Play and On Cue. The following table presents certain unaudited sales and store data for Mall Stores, Superstores and in total for the Company for the three months and six months ended June 30, 1998 and 1997. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as one industry segment.


                                                       Three Months Ended June 30,
                                             ----------------------------------------------
                                                                  Percent  Percent of Total
                                                                   Incr.   ----------------
                                               1998      1997     (Decr.)   1998     1997
                                             --------  --------  --------  ------- --------
                                                          (Dollars in millions)

Sales:
    Mall Stores ...........................  $  241.8  $  225.6     7.2%   65.8%    65.8%
    Superstores ...........................     123.1     114.4     7.6    33.5     33.4
      Total (1) ...........................     367.2     342.7     7.1   100.0    100.0

Comparable store sales increase (decrease):
    Mall Stores ...........................      10.5%     (0.5)%   N/A     N/A      N/A
    Superstores ...........................       7.6      (3.8)    N/A     N/A      N/A
      Total (1) ...........................       9.5      (1.6)    N/A     N/A      N/A

                                                       Six Months Ended June 30,
                                             ---------------------------------------------
                                                                 Percent  Percent of Total
                                                                  Incr.   ----------------
                                               1998      1997    (Decr.)   1998     1997
                                             --------- -------- --------- ------- --------
                                               (Dollars and square footage in millions)

Sales:
    Mall Stores ...........................  $  498.3  $  468.7    6.3%    65.6%    65.2%
    Superstores ...........................     256.5     244.7    4.9     33.8     34.0
      Total (1) ...........................     759.6     718.8    5.7    100.0    100.0

Comparable store sales increase:
    Mall Stores ...........................      10.0%      0.7%   N/A      N/A      N/A
    Superstores ...........................       7.6       0.9    N/A      N/A      N/A
      Total (1) ...........................       9.2       0.7    N/A      N/A      N/A

Number of stores open at end of period:
    Mall Stores ...........................     1,102     1,137   (3.1)    82.2     82.4
    Superstores ...........................       224       224    --      16.7     16.2
      Total (1) ...........................     1,341     1,380   (2.8)   100.0    100.0

Total store square footage at end of period:
    Mall Stores ...........................       4.0       4.1   (2.9)    48.2     48.6
    Superstores ...........................       4.2       4.3   (1.1)    51.3     50.8
      Total (1) ...........................       8.2       8.4   (2.1)   100.0    100.0

  ------------------------------------------------------------------------------
  (1) The totals include United Kingdom stores.

         Sales. The increases in total sales for the second quarter and first six months of 1998 compared to the same periods in 1997 were attributable to the comparable store sales increases, partially offset by the decrease in sales from the closing of stores. The top selling soundtracks, "City of Angels" in the second quarter and "Titanic" in the first half, contributed to the comparable store sales growth in music, while strong sales of "The Little Mermaid" in the second quarter led to the comparable store sales gains in video. The Company continued to benefit from a less competitive environment due to the closing of stores by certain mall competitors and less near or below cost pricing of music product by certain non-mall competitors.

         The  following  table  shows  the  comparable  store  sales  percentage
increase  (decrease)   attributable  to  the  Company's  two  principal  product
categories for the three months and six months ended June 30, 1998 and 1997.

                         Three Months Ended             Six Months Ended
                              June 30,                      June 30,
                     ---------------------------  -----------------------------
                         1998           1997          1998             1997
                     ------------   ------------  -------------   -------------

          Music.....      8.1 %         4.0  %         10.2 %         4.4  %
          Video.....     12.9          (7.8)            7.9          (2.9)

         Digital video discs ("DVD") were first offered for sale in select markets near the end of the first quarter of 1997 and were carried in most of the Company's stores by the end of the third quarter of 1997. DVD sales were 10.8% and 9.7% of total movie sales in the second quarter and first half of 1998, respectively, and are expected to continue to gain momentum as more titles become available and more consumers purchase DVD players.

         Gross Profit. Gross profit as a percentage of sales was 37.0% in the second quarter of 1998 compared with 35.1% in the second quarter of 1997, an increase of 1.9%. For the first half, gross margin improved 1.6% to 35.9% in 1998 from 34.3% in 1997. The majority of the gross margin improvements in 1998 were attributable to less promotional pricing and selective price increases made during the second half of 1997 and in 1998. Decreases in inventory shrinkage in the second quarter and first half of 1998 improved gross margin by 0.8% and 0.3%, respectively. The Company expects an increase in promotional pricing in the third quarter of 1998 with the release of the movie "Titanic" for video sell-through in September.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for the second quarter were 33.9% in 1998 compared with 35.5% in 1997 and for the first half were 32.8% in 1998 compared with 35.0% in 1997. The percentage rate decreases resulted from the comparable store sales increases previously discussed. Selling, general and administrative expenses in the second quarter and first half of 1997 included financial and legal advisory services and related expenses of approximately $0.5 million and $2.6 million, respectively, most of which were incurred in conjunction with the Company's credit agreement.

         Depreciation and Amortization. The increases in depreciation and amortization in the second quarter and first half of 1998 compared with the same periods in 1997 were attributable to depreciation on certain financed property related to the Company's distribution facility in Franklin, Indiana. The property was capitalized at the end of the second quarter of 1997 when the operating lease with a special purpose entity was amended. These increases were partially offset by the decreases to depreciation and amortization resulting from the store closings in the second half of 1997 and first half of 1998. See "- Liquidity and Capital Resources - Investing Activities."

         Interest Expense. The interest savings resulting from lower outstanding revolver borrowings in 1998 were offset by increases to interest expense from the term loan, the issuance of $150.0 million of 9 7/8% senior subordinated notes and higher interest rates. For the second quarter of 1998 and 1997 and the first half of 1998 and 1997, average daily revolver borrowings, based upon the number of days with outstanding borrowings, were $23.9 million, $269.9 million, $66.9 million and $271.3 million, respectively. The Company received the net proceeds from the term loan in September 1997 and the senior subordinated notes in April 1998. As all of the net proceeds from the senior subordinated notes were used to reduce existing debt at lower interest rates, the Company expects an increase to interest expense for the year ending December 31, 1998 of approximately $3 million. See "- Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements.

         Income Taxes. The effective income tax rates for the three months and six months ended June 30, 1998 and 1997 were based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

         Loss Per Common Share. Basic loss per common share amounts were computed using the weighted average number of common shares outstanding during each period. Potential common shares related to outstanding stock options and warrants were anti-dilutive due to the net loss in each period. The
Company anticipates net earnings for the fourth quarter and year ending December 31, 1998. For purposes of diluted earnings per share computations for these periods, the weighted average number of common shares will be increased by approximately 1.9 million and 2.1 million shares, respectively, for the dilutive effect of shares assumed issued on the exercise of stock options and warrants, compared with increases of 1.1 million shares and 0.6 million shares, respectively, for the same periods in 1997. The higher number of incremental shares in 1998 is due to the full year effect of warrants, issued in June 1997, for the purchase of 1.8 million shares and higher stock prices. The actual number of incremental shares may vary from the estimate based upon movements in the Company's stock price, actual exercises of stock options and warrants and new grants of stock options. See Note 4 of Notes to Consolidated Financial Statements and "- Other Matters - Seasonality."

         Recently Issued Accounting Standards. Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company plans to adopt SOP 98-1 effective with the first quarter of 1999. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

         Accounting Standards Executive Committee Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), issued in April 1998 and effective for fiscal years beginning after December 15, 1998, requires an entity to expense all start-up activities, including preopening and organization costs, as incurred. The Company is currently in compliance with the provisions of SOP 98-5, and, accordingly, the adoption of SOP 98-5 will not impact the Company's financial position or results of operations.

Liquidity and Capital Resources

         The Company's primary sources of working capital are borrowings under the revolving credit facility pursuant to the terms of its credit agreement and internally generated cash. Because of the seasonality of the retail industry, the Company's cash needs fluctuate throughout the year and typically peak in November as inventory levels build in anticipation of the Christmas selling season. The Company's cash position is generally highest at the end of December because of the higher sales volume during the Christmas season and extended payment terms typically provided by most vendors for seasonal inventory purchases. The Company's cash needs build during the first quarter as inventories are replenished following the Christmas season and payments for seasonal inventory purchases become due. In the first quarter of 1997, the Company's largest vendors and a substantial majority of its remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to ten days or less on new purchases. The Company completed repayment of the deferred trade payables during the fourth quarter of 1997 and since then has been on normal credit terms with its vendors.

         In April 1998, the Company completed an offering of $150.0 million of 9 7/8% senior subordinated notes. The net proceeds to the Company from the offering, after discounts, commissions and other offering expenses, were $144.3 million. The Company used $32.1 million of the net proceeds to repay all of the outstanding mortgage notes payable and the remaining $112.2 million of net proceeds and $0.8 million of additional cash to repay revolver borrowings. At June 30, 1998, the Company had no revolver borrowings and had cash and cash equivalents of $8.5 million. Effective with the completion of the offering, the maximum available borrowings under the revolving credit facility are the lesser of: (i) 60% of eligible inventory or (ii) $132.0 million while the $50 million term loan is outstanding or $182.0 million if the term loan is repaid. See "- Financing Activities" and Note 2 of Notes to Consolidated Financial Statements.

         Operating Activities. Net cash used in operating activities (including in 1998 the decrease in outstanding checks in excess of cash balances which primarily relate to vendor payments) during the six months ended June 30, 1998 and 1997 was $102.9 million and $90.4 million, respectively. The level of cash used in each period primarily relates to the amount of inventory purchases, income tax refunds and net loss. Cash used for inventory purchases, as reflected by the aggregate net changes in inventories, accounts payable and outstanding checks in excess of cash balances, was $79.6 million in 1998 compared with $48.9 million in 1997. Cash payments for inventory in the first six months of 1998 reflect normal credit terms, while the deferral of trade payable balances in the first half of 1997 increased accounts payable and reduced cash payments during the first half of 1997 by approximately $50 million. Store closings and more frequent purchases closer to the time of sale reduced cash payments for inventory during the first six months of 1998 and contributed to lower inventories at June 30, 1998 of $399.3 million, a decrease of $53.4 million from inventories of $452.7 million at June 30, 1997. The Company had income tax payments, net of refunds, of $0.7 million in the first six months of 1998, compared to income tax refunds, net of payments, of $23.0 million in the first six months of 1997. The refund in 1997 resulted from the carryback of the taxable loss for the year ended December 31, 1996. The net loss for the six months ended June 30, 1998 was $8.2 million compared with $39.3 million for the six months ended June 30, 1997, an improvement of $31.1 million.

         Cash used in operating activities for the six months ended June 30, 1997 includes $7.7 million related to restructuring programs initiated by management in 1996 that included the closing of 114 underperforming stores and one of the Company's two distribution centers. The restructuring programs were completed in 1997. Other changes in operating assets and liabilities are primarily related to the seasonal nature of the business and also reflect the effect of store closings.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:

                       Three Months Ended  Six Months Ended  Twelve Months Ended
                            June 30,           June 30,          June 30,
                       ------------------- ----------------- -------------------
                          1998     1997      1998     1997     1998       1997
                       --------- --------- -------- --------- -------   --------
Openings:
     Mall Stores.......     -        -        -         -        2          11
     Superstores.......     -        -        -         -        1           6
       Total (1).......     -        -        -         -        3          18
Closings:
     Mall Stores.......    (8)     (10)     (20)      (62)     (37)        (88)
     Superstores.......     -        -       (1)      (21)      (1)        (25)
       Total (1).......    (9)     (12)     (22)      (86)     (42)       (117)
Net decrease:
     Mall Stores.......    (8)     (10)     (20)      (62)     (35)        (77)
     Superstores.......     -        -       (1)      (21)       -         (19)
       Total (1).......    (9)     (12)     (22)      (86)     (39)        (99)

----------------------------------------------------
(1) The totals include United Kingdom stores.

         Most of the Company's capital expenditures in 1998 and 1997 consisted of improvements to existing stores. While management does not currently intend to significantly expand its store base, the

Company plans to open selected new stores in order to fill out existing markets or capitalize on attractive leasing opportunities. The Company anticipates capital expenditures in 1998 of approximately $20 million, consisting primarily of improvements to existing stores. The Company anticipates that these capital expenditures will be financed by internally generated cash and revolver borrowings. The Company will continue to assess the profitability of its stores and will close a limited number of underperforming stores in the coming years, if the closings can be accomplished economically. The number of stores closed during the six months and twelve months ended June 30, 1997 included stores closed under the Company's restructuring programs of 61 stores and 83 stores, respectively.

         Financing Activities. Cash provided by (used in) financing activities (excluding in 1998 the decrease in outstanding checks in excess of cash balances which relate to vendor payments) was $113.9 million and $(54.6) million during the six months ended June 30, 1998 and 1997, respectively. In April 1998, the Company received net proceeds of $144.3 million from the offering of $150.0 million of 9 7/8% senior subordinated notes. The net proceeds were used to repay $32.1 million of outstanding mortgage notes payable and to reduce outstanding revolver borrowings. The Company had no outstanding revolver borrowings at June 30, 1998 due to improvements in results of operations and the use of the proceeds from the 9 7/8% senior subordinated notes to reduce revolver borrowings. The Company had repaid all outstanding revolver borrowings by the end of 1997 with excess cash generated from strong Christmas season sales. Financing activities in 1997 principally consisted of revolver borrowings and repayments.

         The Company's 9% senior subordinated notes are due 2003 and the 9 7/8% senior subordinated notes are due 2008. The Company may, at its option, redeem the 9% senior subordinated notes prior to maturity at 103.375% of par on and after June 15, 1998 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The Company's revolving credit facility expires in October 1999. The Company expects to enter into a new financing arrangement on or before this expiration date. The term loan is due in two installments of $25 million in each of December 1998 and February 1999; however, the amendment to the Company's credit agreement in April 1998 allows the Company to seek to extend the maturities of the term loan.

Other Matters

         Seasonality. The Company's business is highly seasonal, with nearly 40% of the annual revenues and all of the net earnings generated in the fourth quarter.

         Year 2000 Compliance. The Company has assessed its systems and equipment with respect to Year 2000 compliance and has completed many of the system modifications required for the Year 2000. The remaining Year 2000 issues will be addressed either with scheduled system upgrades or through maintenance to existing systems to be completed by the Company's internal systems development staff. The Company plans to capitalize the cost of new systems in accordance with SOP 98-1. The incremental costs related to modifications to existing systems for the Year 2000 will be charged to expense as incurred and are not expected to have a material impact on the financial position or results of operations of the Company. However, the Company could be adversely impacted if Year 2000 modifications are not properly completed by either the Company or its vendors, banks or any other entity with whom the Company conducts business. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

         Forward-Looking Statements. Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: the timing and strength of new product offerings and technology; pricing strategies of competitors; openings and closings of competitors' stores; the Company's ability to obtain sufficient financing to meet its liquidity needs; effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

                           PART II - OTHER INFORMATION


         Item 2.     Changes in Securities.

(c) Warrants for the purchase of common stock have been exercised as follows:


                                                        Shares of                       Warrants          Warrants
                                                         Common        Aggregate     Cancelled With     Cancelled For
                                                          Stock          Cash           Cashless          Fractional
           Exercise Date          Warrant Holder         Issued        Proceeds         Exercise            Shares
          ----------------  ------------------------- -------------  -------------  ------------------ ----------------
          June 4, 1998      Morgan Guaranty Trust         273,313     $427,050.47          N/A                 .08
                            Company of New York

          June 18, 1998     NationsBanc Montgomery        282,826          N/A          36,038.12             1.13
                            Securities LLC

          June 18, 1998     NationsBank, N.A.              96,969          N/A          12,355.93              .30


         The shares of common stock issued upon exercise of the warrants were issued pursuant to an exemption from registration under Section 4(2) and/or 4(6) of the 1933 Act and/or Regulation D of the General Rules and Regulations promulgated under the Securities Act of 1933 ( the "1933 Act") and have not been registered under the 1933 Act . The warrants were issued in June 1997 and are exercisable over a period of five years at a price of $1.5625 per share.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Stockholders' meeting on May 11, 1998.

(c)   (1)  The stockholders voted for three directors for three-year terms.  The vote was as follows for each of the nominees:

                                       Affirmative          Voting Authority
                 Name                     Votes                 Withheld
           -----------------           -----------          ----------------
           Jack W. Eugster             31,231,753                119,545
           William A. Hodder           30,969,115                382,183
           Michael W. Wright           30,975,211                376,087

           There were no abstentions and no broker non-votes.

           Continuing as directors were Keith A. Benson, Gilbert L. Wachsman, Tom F. Weyl, Kenneth F. Gorman, Josiah O. Low, III and Terry T. Saario.

      (2) The appointment of Arthur Andersen LLP, independent public accountants, as auditors of the Company for the year ending December 31, 1998, was voted on and approved. There were 30,662,983 votes for, 296,319 votes against, 391,996 abstentions and no broker non-votes.

      (3) The Musicland Stores Corporation 1998 Stock Incentive Plan was voted on and approved. There were 27,751,633 votes for, 2,824,005 votes against, 642,403 abstentions and 133,257 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

         The following are filed as exhibits to Part I of this Form 10-Q:

Exhibit No.                           Description
-----------       -------------------------------------------------------
    15.           Letter re unaudited interim financial information
                                                                          ------
    27.           Financial Data Schedules
                                                                          ------

         The following are filed as exhibits to Part II of this Form 10-Q:

Exhibit No.                           Description
-----------       -------------------------------------------------------
     4.2(h)       Amendment No. 5 dated as of March 17, 1998 to the Credit
                  Agreement
                                                                          ------

    10.22         Musicland Stores Corporation 1998 Stock Incentive Plan
                                                                          ------

(b)   Reports on Form 8-K

         On April 2, 1998, the Company filed a Form 8-K reporting under Item 5, Other Events, that it had issued a notice pursuant to Rule 135c of the Securities Act of 1933 of the placement of $150,000 of 9 7/8% Senior Subordinated Notes due March 15, 2008, at a purchase price of 99.211% of face value.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            MUSICLAND STORES CORPORATION
                                                   (Registrant)

                                            By: /s/ Keith A. Benson
                                               ---------------------------------
                                                Keith A. Benson
                                                Vice Chairman, Chief Financial
                                                Officer and Director
                                               (authorized officer, principal
                                                financial and accounting
                                                officer)





                                            Date: August 12, 1998
                                                 -----------------