Form 10-Q
period 1998-09-30
MUSICLAND STORES CORP
filed 1998-11-13
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

             Delaware                                   41-1623376
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

10400 Yellow Circle Drive, Minnetonka, MN                           55343
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
         The number of shares outstanding of the Registrant's common stock as of October 15, 1998 was 35,790,399 shares.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                        Page


      Item 1.  Financial Statements.


               Consolidated Statements of Operations                    3

               Consolidated Balance Sheets                              4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6

               Report of Independent Public Accountants                 8



      Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition.                   9




PART II - OTHER INFORMATION


      Item 2.  Changes in Securities.                                  15

      Item 5.  Other Information.                                      15

      Item 6.  Exhibits and Reports on Form 8-K.                       16


      Signature                                                        17

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)



                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  --------------------  -----------------------
                                     1998       1997       1998        1997
                                  ---------  ---------  ----------  -----------

Sales .........................   $ 387,368  $ 373,283  $1,146,976  $ 1,092,109
Cost of sales .................     249,573    244,213     736,623      716,148
                                  ---------  ---------  ----------  -----------

   Gross profit ...............     137,795    129,070     410,353      375,961

Selling, general and
 administrative expenses ......     125,130    123,299     374,574      374,788

Depreciation and amortization .       9,951     10,048      29,596       29,527
                                  ---------  ---------  ----------  -----------

   Operating income (loss) ....       2,714     (4,277)      6,183      (28,354)

Interest expense ..............       8,113      8,107      23,315       23,338
                                  ---------  ---------  ----------  -----------

   Loss before income taxes ...      (5,399)   (12,384)    (17,132)     (51,692)

Income taxes ..................      (1,620)      --        (5,140)        --
                                  ---------  ---------  ----------  -----------

   Net loss ...................   $  (3,779) $ (12,384) $  (11,992) $   (51,692)
                                  =========  =========  ==========  ===========

   Loss per common share ......   $   (0.11) $   (0.37) $    (0.35) $     (1.54)
                                  =========  =========  ==========  ===========

Weighted average number of
 common shares outstanding ....      34,859     33,533      34,230       33,507
                                  =========  =========  ==========  ===========






          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)



                                                  September 30,
                                               -------------------  December 31,
                                                 1998       1997        1997
                                              ----------  ---------  ----------
                                     ASSETS

Current assets:
   Cash and cash equivalents...............   $   17,065  $  12,958  $    3,942
   Inventories.............................      436,701    467,431     450,258
   Deferred income taxes...................        8,900     11,800      10,600
   Other current assets....................       14,520      9,167       8,768
                                              ----------  ---------  ----------
     Total current assets..................      477,186    501,356     473,568

Property, at cost..........................      429,313    421,924     423,862
Accumulated depreciation
 and amortization..........................     (197,790)  (165,188)   (173,841)
                                              ----------  ---------  ----------
   Property, net...........................      231,523    256,736     250,021

Deferred income taxes......................        3,200      1,200       2,400
Other assets...............................       10,651      8,081       7,906
                                              ----------  ---------  ----------

     Total Assets..........................   $  722,560  $ 767,373  $  733,895
                                              ==========  =========  ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Current maturities of long-term debt....   $   50,000  $   3,571  $   26,657
   Accounts payable........................      280,465    317,581     357,183
   Restructuring reserve...................            -      3,772           -
   Other current liabilities...............       76,808     68,499     115,660
                                              ----------  ---------  ----------
     Total current liabilities.............      407,273    393,423     499,500

Long-term debt.............................      258,852    372,242     166,430
Other long-term liabilities................       44,770     49,936      49,195

Stockholders' equity (deficit):
   Preferred stock ($.01 par value; shares
    authorized:  5,000,000; shares issued
    and outstanding: none).................            -          -           -
   Common stock ($.01 par value; shares
    authorized:  75,000,000; shares issued
    and outstanding:  September 30, 1998,
    35,790,399; September 30, 1997,
    34,302,508;  December 31, 1997,
    34,372,592)............................          358        343         344
   Additional paid-in capital..............      258,588    254,741     255,075
   Accumulated deficit.....................     (236,670)  (290,341)   (224,678)
   Deferred compensation...................       (6,248)    (7,998)     (6,998)
   Common stock subscriptions..............       (4,363)    (4,973)     (4,973)
                                              ----------  ---------  ----------
     Total stockholders' equity (deficit)..       11,665    (48,228)     18,770
                                              ----------  ---------  ----------

     Total Liabilities and Stockholders'
      Equity (Deficit).....................   $  722,560  $ 767,373  $  733,895
                                              ==========  =========  ==========




          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                           Nine Months Ended
                                                             September 30,
                                                        ----------------------
                                                          1998         1997
                                                        ---------    ---------
OPERATING ACTIVITIES:
  Net loss ..........................................   $ (11,992)   $ (51,692)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ...................      32,316       30,114
    Disposal of property ............................       2,956        3,215
    Deferred income taxes ...........................         900         --
  Changes in operating assets and liabilities:
    Inventories .....................................      13,557       38,662
    Other current assets ............................      (4,652)      22,325
    Accounts payable ................................     (64,657)     (89,061)
    Restructuring reserve ...........................        --         (8,872)
    Other current liabilities .......................     (38,852)     (32,336)
    Other assets ....................................        (258)      (1,067)
    Other long-term liabilities .....................      (4,421)      (2,558)
                                                        ---------    ---------
     Net cash used in operating activities ..........     (75,103)     (91,270)
                                                        ---------    ---------

INVESTING ACTIVITIES:
  Capital expenditures ..............................     (14,047)      (6,477)
                                                        ---------    ---------

FINANCING ACTIVITIES:
  Decrease in outstanding checks in excess of
   cash balances.....................................     (12,061)        --
  Net borrowings (repayments) under revolver ........        --        (92,000)
  Net proceeds from issuance of long-term debt ......     144,317       49,500
  Principal payments on long-term debt ..............     (32,933)      (8,773)
  Proceeds from sale of common stock ................       2,950            2
                                                        ---------    ---------
     Net cash provided by (used in) financing
      activities ....................................     102,273      (51,271)
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       13,123     (149,018)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....       3,942      161,976
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........   $  17,065    $  12,958
                                                        =========    =========

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest .........................................   $  18,532    $  22,051
   Income taxes, net ................................       1,048      (22,703)




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

2.       Long-term Debt

         In April 1998, the Company completed an offering of $150,000 of 9 7/8% senior subordinated notes due 2008 with an original issue discount of $1,183. The net proceeds to the Company from the offering, after discounts, commissions and other offering costs were $144,317 and were used to repay $32,076 of outstanding mortgage notes payable and $112,241 of revolver borrowings. In 1998, the effective interest rate on the mortgage notes payable ranged from 8.4% to 8.6%. The effective interest rate on the revolver, exclusive of fees, ranged from 7.4% to 9.0% for the nine months ended September 30, 1998.

         In connection with and effective upon completion of the offering, the Company obtained an amendment to its credit agreement that permitted the issuance of the senior subordinated notes and allowed the repayment of the mortgage notes payable. The amendment reduces the maximum available borrowings under the revolving credit facility to the lesser of: (i) 60% of eligible inventory or (ii) $132,000 while the term loan is outstanding or $182,000 if the term loan is repaid.

3.       Income Taxes

         The effective income tax rates for the three months and nine months ended September 30, 1998 and 1997 were based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                                 (In thousands)



4.       Loss Per Common Share

         Basic loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding in each period. Potential common shares related to outstanding stock options and warrants were anti-dilutive due to the net loss in each of the three month and nine month periods ended September 30, 1998 and 1997.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota,
October 28, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

         The Company's stores operate under two principal strategies: (i) mall based music and video sell-through stores (the "Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company ("Suncoast"), and (ii) non-mall based full-media superstores (the "Superstores"), operating under the trade names Media Play and On Cue. The following table presents certain unaudited sales and store data for Mall Stores, Superstores and in total for the Company for the three months and nine months ended September 30, 1998 and 1997. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as one industry segment.


                                           Three Months Ended September 30,
                                  ----------------------------------------------
                                                      Percent   Percent of Total
                                                       Incr.   -----------------
                                    1998      1997    (Decr.)   1998      1997
                                  --------   -------  -------  -------  --------
                                               (Dollars in millions)

Sales:
    Mall Stores ................  $  255.8  $  249.1    2.7 %    66.0%    66.7%
    Superstores ................     129.3     121.5    6.4      33.4     32.5
      Total (1) ................     387.4     373.3    3.8     100.0    100.0

Comparable store sales increase:
    Mall Stores ................       5.6%     11.7%   N/A      N/A      N/A
    Superstores ................       6.4       5.8    N/A      N/A      N/A
      Total (1) ................       5.8       9.7    N/A      N/A      N/A

                                             Nine Months Ended September 30,
                                  ----------------------------------------------
                                                      Percent  Percent of Total
                                                       Incr.  -----------------
                                    1998      1997    (Decr.)   1998     1997
                                  --------  --------  ------- -------  --------
                                     (Dollars and square footage in millions)

Sales:
    Mall Stores ................  $  754.2  $  717.8    5.1 %    65.8%    65.7%
    Superstores ................     385.8     366.2    5.4      33.6     33.5
      Total (1) ................   1,147.0   1,092.1    5.0     100.0    100.0

Comparable store sales increase:
    Mall Stores ................       8.5%      4.3%   N/A      N/A      N/A
    Superstores ................       7.2       2.5    N/A      N/A      N/A
      Total (1) ................       8.0       3.6    N/A      N/A      N/A

Number of stores open at end of
 period:
    Mall Stores ................     1,099     1,131   (2.8)     82.2     82.4
    Superstores ................       224       225   (0.4)     16.8     16.4
      Total (1) ................     1,337     1,372   (2.6)    100.0    100.0

Total store square footage at
 end of period:
    Mall Stores ................       3.9       4.1   (2.8)     48.1     48.5
    Superstores ................       4.2       4.3   (1.1)     51.4     51.0
      Total (1) ................       8.2       8.4   (2.0)    100.0    100.0

--------------------------------------------------------
 (1) The totals include United Kingdom stores.

         Sales. The increases in total sales for the third quarter and first nine months of 1998 compared to the same periods in 1997 were attributable to the comparable store sales increases, partially offset by the decrease in sales from the closing of stores. The comparable store sales increases were primarily attributable to sales gains in video for the quarter and sales gains in both music and video for the nine months. The movie "Titanic," released in September 1998, produced the strongest sales for a video title in the Company's history and drove the double digit comparable store sales growth in video in the third quarter of 1998 despite the strong sales of the "Star Wars Trilogy" released in the third quarter of 1997. Music comparable store sales in the third quarter of 1998 were up only modestly due to the strong sales of music product in the third quarter of 1997, led by Elton John's single "Candle in the Wind." Soundtracks from popular movies contributed to the growth in music sales during the nine month period.

         The following table shows the comparable store sales percentage increase attributable to the Company's two principal product categories for the three months and nine months ended September 30, 1998 and 1997.

                          Three Months Ended         Nine Months Ended
                             September 30,             September 30,
                       ------------------------   -----------------------
                          1998          1997         1998         1997
                       -----------   ----------   -----------  ----------

   Music...............     1.2 %       12.3  %        6.8 %        7.1  %
   Video...............    13.4         12.0           9.9          1.6

         Digital video discs ("DVD") were first offered for sale in select markets near the end of the first quarter of 1997 and were carried in most of the Company's stores by the end of the third quarter of 1997. DVD sales were 10.2% and 9.9% of total movie sales in the third quarter and first nine months of 1998, respectively, and are expected to continue to gain momentum as more titles become available and more consumers purchase DVD players.

         Gross Profit. Gross profit as a percentage of sales was 35.6% in the third quarter of 1998 compared with 34.6% in the third quarter of 1997, an increase of 1.0%. For the first nine months, gross margin improved 1.4% to 35.8% in 1998 from 34.4% in 1997. Most of the gross margin improvements in 1998 were attributable to less promotional pricing and selective price increases made during the second half of 1997 and in 1998. Decreases in inventory shrinkage in the third quarter and first nine months of 1998 also contributed to the gross margin improvements.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for the third quarter were 32.3% in 1998 compared with 33.0% in 1997 and for the first nine months were 32.7% in 1998 compared with 34.3% in 1997. The percentage rate decreases resulted from the comparable store sales increases previously discussed. Selling, general and administrative expenses in the third quarter and first nine months of 1997 included financial and legal advisory services and related expenses of approximately $0.3 million and $2.8 million, respectively, most of which were incurred in conjunction with the Company's credit agreement.

         Depreciation and Amortization. Depreciation and amortization in 1998 was comparable to the prior year. Increases to depreciation and amortization resulting from capital expenditures and the Company's distribution facility in Franklin, Indiana were offset by decreases to depreciation and amortization resulting from store closings. Certain financed property related to the Franklin distribution facility was capitalized at the end of the second quarter of 1997 when the operating lease with a special purpose entity was amended. See "- Liquidity and Capital Resources - Investing Activities."

         Interest Expense. The interest savings resulting from lower outstanding revolver borrowings in 1998 were offset by increases to interest expense from the term loan, the issuance of $150.0 million of 9 7/8% senior subordinated notes and higher interest rates. For the third quarter of 1998 and 1997 and the first nine months of 1998 and 1997, average daily revolver borrowings, based upon the number of days with outstanding borrowings, were $5.1 million, $224.6 million, $57.8 million and $255.6 million, respectively. During the three months and nine months ended September 30, 1998, the Company had outstanding revolver borrowings for 29 days and 196 days, respectively, while revolver borrowings were outstanding during the entire three month and nine month periods of 1997. The Company received the net proceeds from the term loan in September 1997 and the senior subordinated notes in April 1998. As all of the net proceeds from the senior subordinated notes were used to reduce existing debt at lower interest rates, the Company expects an increase to interest expense for the year ending December 31, 1998 of approximately $3 million. This increase has been partially offset by the interest savings from lower revolver borrowings due to improvements in the Company's results of operations. See "- Liquidity and Capital Resources" and
Note 2 of Notes to Consolidated Financial Statements.

         Income Taxes. The effective income tax rates for the three months and nine months ended September 30, 1998 and 1997 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

         Loss Per Common Share. Basic loss per common share amounts were computed using the weighted average number of common shares outstanding during each period. Potential common shares related to outstanding stock options and warrants were anti-dilutive due to the net loss in each period. The Company anticipates net earnings for the fourth quarter and year ending December 31, 1998. For purposes of diluted earnings per share computations for these periods, the weighted average number of common shares will be increased by approximately
1.5 million and 2.0 million shares, respectively, for the dilutive effect of shares assumed issued on the exercise of stock options and warrants, compared with increases of 1.1 million shares and 0.6 million shares, respectively, for the same periods in 1997. The higher number of incremental shares in 1998 is due to the full year effect of warrants, issued in June 1997, for the purchase of
1.8 million shares and higher stock prices. The actual number of incremental shares may vary from the estimate based upon movements in the Company's stock price, actual exercises of stock options and warrants and new grants of stock options. See Note 4 of Notes to Consolidated Financial Statements and "- Other Matters - Seasonality."

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

Liquidity and Capital Resources

         The Company's primary sources of working capital are internally generated cash and borrowings under the revolving credit facility pursuant to the terms of its credit agreement. Because of the seasonality of the retail industry, the Company's cash needs fluctuate throughout the year and typically peak in November as inventory levels build in anticipation of the Christmas selling season. The Company's cash position is generally highest at the end of December because of the higher sales volume during the Christmas season and extended payment terms typically provided by most vendors for seasonal inventory purchases. The Company's cash needs build during the first quarter as inventories are replenished following the Christmas season and payments for seasonal inventory purchases become due. In the first quarter of 1997, the Company's largest vendors and most of its remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to ten days or less on new purchases. The Company completed repayment of the deferred trade payables during the fourth quarter of 1997 and since then has been on normal credit terms with its vendors.

         In April 1998, the Company completed an offering of $150.0 million of 9 7/8% senior subordinated notes. The net proceeds to the Company from the offering, after discounts, commissions and other offering expenses, were $144.3 million. The Company used $32.1 million of the net proceeds to repay all of the outstanding mortgage notes payable and the remaining $112.2 million of net proceeds and $0.8 million of additional cash to repay revolver borrowings. At September 30, 1998, the Company had no revolver borrowings and had cash and cash equivalents of $17.1 million. Effective with the completion of the offering, the maximum available borrowings under the revolving credit facility are the lesser of: (i) 60% of eligible inventory or (ii) $132.0 million while the $50 million term loan is outstanding or $182.0 million if the term loan is repaid. See "- Financing Activities" and Note 2 of Notes to Consolidated Financial Statements.

         Operating Activities. Net cash used in operating activities (including in 1998 the decrease in outstanding checks in excess of cash balances which primarily relate to vendor payments) during the nine months ended September 30, 1998 and 1997 was $87.2 million and $91.3 million, respectively. The level of cash used in each period primarily relates to the amount of inventory purchases, income tax refunds and net loss. Cash used for inventory purchases, as reflected by the aggregate net changes in inventories, accounts payable and outstanding checks in excess of cash balances, was $63.2 million in 1998 compared with $50.4 million in 1997. Cash payments for inventory in the first nine months of 1998 reflect normal credit terms, while the deferral of trade payable balances in the first nine months of 1997 increased accounts payable and reduced cash payments during the first nine months of 1997 by approximately $20 million. Store closings and more frequent inventory purchases closer to the time of sale reduced cash payments for inventory during the first nine months of 1998 and contributed to lower inventories at September 30, 1998 of $436.7 million, a decrease of $30.7 million from inventories of $467.4 million at September 30, 1997. The Company had income tax payments, net of refunds, of $1.0 million in the first nine months of 1998, compared to income tax refunds, net of payments, of $22.7 million in the first nine months of 1997. The refunds in 1997 resulted from the carryback of the taxable loss for the year ended December 31, 1996. The net loss for the nine months ended September 30, 1998 was $12.0 million compared with $51.7 million for the nine months ended September 30, 1997, an improvement of $39.7 million.

         Cash used in operating activities for the nine months ended September 30, 1997 includes $8.9 million related to restructuring programs initiated by management in 1996 that included the closing of 114 underperforming stores and one of the Company's two distribution centers. The restructuring programs were completed in 1997. Other changes in operating assets and liabilities are primarily related to the seasonal nature of the business and also reflect the effect of store closings.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:


                             Three Months      Nine Months       Twelve Months
                                Ended             Ended             Ended
                             September 30,     September 30,     September 30,
                           ----------------  ----------------  ----------------
                            1998     1997     1998     1997     1998      1997
                           -------  -------  -------  -------  -------  -------
Openings:
     Mall Stores..........    1        1        1         1        2         5
     Superstores..........    -        1        -         1        -         4
       Total (1)..........    1        2        1         2        2        10
Closings:
     Mall Stores..........   (4)      (7)     (24)      (69)     (34)      (86)
     Superstores..........    -        -       (1)      (21)      (1)      (22)
       Total (1)..........   (5)     (10)     (27)      (96)     (37)     (114)
Net increase (decrease):
     Mall Stores..........   (3)      (6)     (23)      (68)     (32)      (81)
     Superstores..........    -        1       (1)      (20)      (1)      (18)
       Total (1)..........   (4)      (8)     (26)      (94)     (35)     (104)

---------------------------------------
(1) The totals include United Kingdom stores.

         Most of the Company's capital expenditures in 1998 and 1997 consisted of improvements to existing stores. The Company is also opening selected new stores in order to fill in existing markets or capitalize on attractive leasing opportunities. Management expects that total capital expenditures for 1998 will approach $25 million. The Company anticipates that these capital expenditures will be financed by internally generated cash and revolver borrowings. The Company will continue to assess the profitability of its stores and will close a limited number of underperforming stores in the coming years if the closings can be accomplished economically. The number of stores closed during the nine months and twelve months ended September 30, 1997 included stores closed under the Company's restructuring programs of 61 stores and 75 stores, respectively.

         Financing Activities. Cash provided by (used in) financing activities (excluding in 1998 the decrease in outstanding checks in excess of cash balances which relate to vendor payments) was $114.3 million and $(51.3) million during the nine months ended September 30, 1998 and 1997, respectively. In April 1998, the Company received net proceeds of $144.3 million from the offering of $150.0 million of 9 7/8% senior subordinated notes. The net proceeds were used to repay $32.1 million of outstanding mortgage notes payable and to reduce outstanding revolver borrowings. The Company had no outstanding revolver borrowings at September 30, 1998 due to improvements in results of operations and the use of the proceeds from the 9 7/8% senior subordinated notes to reduce revolver borrowings. The Company had repaid all outstanding revolver borrowings by the end of 1997 with excess cash generated from strong Christmas season sales. Financing activities in 1997 principally consisted of revolver borrowings and repayments.

         The term loan is due in two installments of $25 million in each of December 1998 and February 1999. The revolving credit facility expires in October 1999. The 9% senior subordinated notes are due 2003 and the 9 7/8% senior subordinated notes are due 2008. The Company may, at its option, redeem the 9% senior subordinated notes prior to maturity at 103.375% of par on and after June 15, 1998 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The Company anticipates that the repayment of the term loan will be financed with internally generated cash. Management believes that it will be able to secure adequate financing to meet the Company's other long-term debt obligations when they become due.

Other Matters

         Seasonality. The Company's business is highly seasonal, with nearly 40% of the annual revenues and all of the net earnings generated in the fourth quarter.

         Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year.
Computer programs and computer hardware and electronic equipment with date-sensitive software or computer chips may recognize a date using the last two digits of "00", as the year 1900, rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

         The Company has been aware of and understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000. Many of the internally developed computer programs written over the last several years have utilized four digits to define the year. Formal assessments of existing computer systems were initiated by management as early as 1996 to identify the requirements to achieve Year 2000 readiness. Year 2000 compliance will be achieved through: planned system replacements; installation of maintenance updates conforming to the Year 2000 provided by vendors of purchased packages; and modifications to existing computer systems. The Company plans to capitalize the cost of new systems in accordance with SOP 98-1. The Company has primarily utilized internal resources for the installation of maintenance updates and completion of modifications to existing computer systems. These costs are being charged to expense as incurred. Management estimates the Company's total incremental cost through completion of all required Year 2000 modifications, based on currently available information, to be approximately $3 million.

         Management anticipates that most of the Year 2000 requirements will be completed by the end of 1998 while the remainder are expected to be completed in the first half of 1999. The Company has formed a task force to assess the Year 2000 readiness of other aspects of the business, including communication systems and any equipment controlled by computer chips with date sensitive logic. The task force is also corresponding with the Company's business partners and service providers to determine their state of Year 2000 readiness. Management generally believes that its largest vendors will be able to complete the necessary Year 2000 modifications and that there is not likely to be a significant disruption in product supply. However, there can be no absolute assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. The Company intends to develop contingency plans which could include alternative vendors, suppliers and service providers in the event current vendors, suppliers or service providers suffer significant disruption as a result of Year 2000 compliance failures and strategies to address other unidentified issues.

         Forward-Looking Statements. Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. There are certain important conditions that could cause actual results to differ materially from those anticipated by some of the statements made herein. These include, but are not limited to: the timing and strength of new product offerings and technology; pricing strategies of competitors; openings and closings of competitors' stores; the Company's ability to obtain sufficient financing to meet its liquidity needs; effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

                           PART II - OTHER INFORMATION


Item 2.     Changes in Securities.

(c)    Warrants for the purchase of common stock have been exercised as follows:

                                                  Shares of                  Warrants        Warrants
                                                   Common      Aggregate   Cancelled With  Cancelled For
                                                    Stock        Cash        Cashless       Fractional
        Exercise Date      Warrant Holder          Issued      Proceeds      Exercise         Shares
       ---------------  ---------------------     ---------  ------------ ---------------- ------------
        Aug. 4,  1998    Donaldson, Lufkin &        95,927    $149,881.89       N/A           .21
                         Jenrette Securities

        Aug. 18, 1998    Credit Lyonnais            68,547         N/A        9,541.72        .72

        Sept. 3, 1998    Hour, L.L.C.              148,313    $231,738.25       N/A           .08

        Sept.28, 1998    First Trust Corporation    87,529         N/A       12,470.07        .93
                         TTEEFBO Rawson IRA

         The shares of common stock issued upon exercise of the warrants were issued pursuant to an exemption from registration under Section 4(2) and/or Regulation D of the General Rules and Regulations promulgated under the Securities Act of 1933 as a sale by the issuer not involving a public offering. The warrants were issued in June 1997 to 12 accredited investors and are exercisable over a period of five years at a price of $1.5625 per share. No underwriters were used for either the issuance or the exercise of the warrants.

Item 5.       Other Information

         As a result of a recent amendment by the Securities and Exchange Commission to Commission Rule 14a-4, the Company has amended its By-laws to provide that written notice of any proposal that a shareholder intends to make at an annual shareholders meeting must be received ninety days prior to the anniversary date of the prior year's annual meeting. For the 1999 Annual Meeting, currently scheduled for May 10, 1999, that deadline is February 10, 1999. If a proposal is received by that deadline, the persons named in the proxy solicited by the Company's Board of Directors may exercise discretionary authority to vote on such proposal only if the proxy indicates that the proposal is expected to be made and that discretionary voting authority will be used.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

         The following are filed as exhibits to Part I of this Form 10-Q:

Exhibit No.                       Description
-----------  --------------------------------------------------------
    15.      Letter re unaudited interim financial information
                                                                        --------
    27.      Financial Data Schedules
                                                                        --------

        The following are filed as exhibits to Part II of this Form 10-Q:

Exhibit No.                       Description
-----------  --------------------------------------------------------
    3.2      By-laws of MSC, as amended
                                                                        --------

(b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           MUSICLAND STORES CORPORATION
                                                   (Registrant)

                                           By: /s/ Keith A. Benson
                                              ----------------------------------
                                               Keith A. Benson
                                               Vice Chairman, Chief Financial
                                               Officer and Director
                                               (authorized officer, principal
                                               financial and accounting officer)





                                           Date: November 13, 1998
                                                 -----------------