Form 10-K405
period 1998-12-31
MUSICLAND STORES CORP
filed 1999-03-25
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
 X       ANNUAL REPORT PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
---      EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998

                                       OR
         TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from      to
                               ----    ----
Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

             Delaware                                    41-1623376
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

          10400 Yellow Circle Drive,
            Minnetonka, Minnesota                          55343
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (612) 931-8000

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
         The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 12, 1999 was approximately $340,250,739 based on the closing stock price of $10 1/16 on the New York Stock Exchange on such date (only directors and executive officers of the Registrant are considered affiliates for this calculation).

         The Registrant had 36,065,271 shares of common stock outstanding on March 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1999 (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

General

         The Company is the leading specialty retailer of prerecorded home entertainment products in the United States and is one of the largest national full-media retailers of music, video sell-through, books, computer software and related products. The Company's stores operate in one segment under two principal strategies: (i) mall based music and video sell-through stores (the "Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company ("Suncoast"), and (ii) non-mall based full-media superstores (the "Superstores"), operating under the trade names Media Play and On Cue. At December 31, 1998, the Company operated 1,346 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the Virgin Islands and the United Kingdom, with total store square footage of 8.3 million.

         For the year ended December 31, 1998, the Company had consolidated revenues of $1.8 billion and operating income, before depreciation and amortization, of $124.3 million, both of which were records for the Company. Net earnings in 1998 increased 172.2% to $38.0 million from $14.0 million in 1997. Diluted earnings per share were $1.04 in 1998 compared with $0.41 in 1997, an increase of 153.7%. The strong performance resulted primarily from comparable store sales gains and gross margin improvements. Total comparable store sales increased 6.7% in 1998 while gross margin improved to 35.5% from 34.8% in 1997. In April 1998, the Company completed an offering of $150 million of 9 7/8% senior subordinated notes due in 2008, which, coupled with the significant improvements in results of operations, enabled the Company to repay all borrowings under its revolving credit and term loan facilities. Cash and cash equivalents, which are generally highest at the end of December following the Christmas season, reached $257.2 million by year end.

         Capital expenditures of $27.2 million in 1998 were primarily for the remodeling, relocation and general upkeep of existing stores. The relocated stores typically involved moves to more prominent locations in the malls and often replaced one or more smaller stores in the same mall. The Company monitors store performance on an ongoing basis and closed a total of 31 stores during 1998. The Company opened 14 new stores in 1998. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Investing Activities."

         The Company plans to add approximately 50 new stores in 1999. On Cue and Media Play stores will account for the majority of the total new store square footage. In addition to store expansion, the Company also plans to make upgrades to existing stores and to develop four e-commerce sites. The e-commerce sites are targeted to launch late in the second quarter of 1999. Capital expenditures in 1999 for these programs and other capital projects are expected to be in the range of $40 million.

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

Retail Strategies

         The Company's management believes that its retail strategies are well positioned to take advantage of favorable demographic and industry growth trends. According to the Company's customer research, its retail stores appeal to key demographic groups and are particularly popular with the "Echo-Boom" generation. The number of young adults between the ages of 15 and 24 is expected to grow by more than 8% over the next five years. To capitalize on the sales growth potential of the new digital video disc technology ("DVD"), the Company's stores carry the broadest available selection of DVD product. DVD has been enthusiastically adopted by consumers and has become an accepted standard for home theater.

Mall Stores

         Sam Goody. Sam Goody is a well established music retailer offering a broad product selection in an exciting, customer friendly shopping environment. Sam Goody stores specialize in providing music entertainment products, including compact discs, audio cassettes, music and movie videos, sheet music, musical accessory items and music inspired apparel, posters and novelties. The music stores are predominantly found in mall locations and range in size from 1,000 to 30,000 square feet, averaging 4,300 square feet. The larger music stores are often in more prominent mall or downtown locations and carry a broader inventory of catalog product, including substantial classical offerings and video sell-through, to appeal to the high volume purchaser.

         During 1998, the Company opened five new Sam Goody stores and closed 22 stores. In recent years, the Company has also relocated several stores. The relocated stores typically involved moves to more prominent locations in the malls and often replaced one or more smaller stores in the same mall. The moves often provide Sam Goody with some exclusivity. A number of mall based music chains have closed hundreds of stores as a result of adverse industry conditions in the mid-1990s. Although the Company has also closed underperforming stores, the Company was the single music retailer in 281 malls at the end of 1998. Most of the music stores previously operated under the Musicland name have been converted to the Sam Goody name.

         At December 31, 1998, the Company operated 696 music stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. The total square footage of music stores was approximately 3.0 million square feet, or 36% of the Company's total store square footage, at December 31, 1998. The Company plans to open five to 10 new Sam Goody stores in 1999.

         Suncoast. Suncoast is the dominant mall based video sell-through retailer in the United States, emphasizing a broad product selection and excellent customer service in an entertaining atmosphere. Suncoast stores average 2,400 square feet in size and feature movies and special interest videos complemented by Hollywood inspired apparel, posters and other products, as well as blank video tapes, storage cases and other video related accessories. The video categories include drama, adventure, family/animated, comedy and musicals, as well as music video and instructional and other special interest videos. Most movies on video cassette are priced at less than $20 and more than half sell for less than $15. Each store also offers a wide selection of feature films and videos for less than $10. Suncoast stores present DVD in a very visible display in the front of its stores, with most of the DVD titles priced at $20 to $30.

         At December 31, 1998, there were 405 Suncoast stores in 46 states, the District of Columbia and the Commonwealth of Puerto Rico. The Company opened two new Suncoast stores during 1998 and closed six stores. The total square footage of Suncoast stores was approximately 1.0 million square feet, or 12% of the Company's total store square footage, at December 31, 1998. The Company plans to open five to 10 Suncoast stores in 1999.

Superstores

         Media Play Stores. Media Play is a full-media superstore retailer of entertainment software products offering a superior assortment of home entertainment products at competitive prices. Media Play stores operate primarily in freestanding and regional strip mall locations in urban and suburban areas. Media Play stores have achieved significant profitability improvements in recent years through an expanded selection of higher margin product categories, including entertainment related apparel and accessories, musical instruments, children's merchandise and magazines, and a refined, more efficient store prototype. Several existing stores have been downsized to the current prototype, which is smaller by approximately 10,000 square feet from the original prototype. Other factors contributing to Media Play's improvement include tighter expense controls, increased emphasis on customer service and employee training and upgraded operational logistics.

         Media Play's extensive merchandise assortment provides customers with one-stop shopping for music, books, movies and specialty videos, computer software, computer games, storage products, personal/portable electronics and licensed movie, music and sports apparel, as well as other media and related products including magazines, trading cards, posters and toys. The stores provide a family oriented and exciting shopping environment appealing to customers of all ages and feature easy access to all merchandise categories, lounge areas for relaxed browsing, convenient customer service areas, live performances and an exciting M.P. Kids department. By early 1999, all Media Play locations will have an expanded department called "Game Zone," where customers can buy, sell and trade used video game software.

         The Company opened one Media Play store in 1998 to fill in the Salt Lake City market and plans to open three to five Media Play stores in 1999, all of which will utilize the current store prototype. The Company also plans to continue the downsizing of a select number of existing Media Play stores, which currently average 47,000 square feet in size. At December 31, 1998, the Company operated 69 Media Play stores in 19 states with total square footage of approximately 3.3 million square feet, or 39% of the Company's total store square footage.

         On Cue Stores. On Cue is a full-media retailer located in small cities, generally with populations between 10,000 and 30,000 people, providing a wide assortment of entertainment products at competitive prices. On Cue stores average 6,200 square feet in size and offer customers a convenient local store to shop for music, books, videos, computer software, video games and related products with superior customer service to encourage repeat business. On Cue customers also have access to over 100,000 home entertainment titles through the Company's special order program. Customer loyalty is rewarded through such programs as in-store sweepstakes and unadvertised in-store specials.

         The Company opened six On Cue stores and closed one store in 1998. At December 31, 1998, the Company operated 162 On Cue stores in 28 states with total square footage of approximately 1.0 million square feet, or 12% of the Company's total store square footage. The Company plans to open 25 to 30 On Cue stores in 1999.

Other Strategies

         The Company plans to offer home entertainment products for sale on four e-commerce sites beginning late in the second quarter of 1999. The sites will offer a broad array and depth of entertainment products, including a full line of music along with videos on both VHS and DVD, complemented by selected licensed apparel, portable electronics, accessories, trend merchandise, sheet music and music books, entertainment books, video games and entertainment soft-ware, frequently cross-merchandised around entertainment personalities. The e-commerce strategy will capitalize on the Company's existing strengths, including strong store brands, nationwide presence, broad fashion-forward merchandise and state-of-the-art inventory and distribution systems. Most e-commerce orders will be fulfilled from the Company's distribution facility in Franklin, Indiana.

         At December 31, 1998, the Company operated 14 music stores in the United Kingdom under the name Sam Goody. The Company plans to close all stores and cease operations in the United Kingdom by March 1999.

Products

         Sales and percentage of total sales attributable to each product group are as follows:

                                         Years Ended December 31,
                        ------------------------------------------------------
                              1998               1997               1996
                        ---------------    ----------------    ---------------
                          Sales     %        Sales      %       Sales      %
                        --------  -----    --------   -----    --------  -----
                                         (dollars in millions)

 Music...............   $  964.7   52.2 %  $  930.0    52.6 %  $  931.1   51.1 %
 Video...............      531.0   28.8       509.1    28.8       531.2   29.2
 Books, computer
  software and
  other products.....      351.2   19.0       329.2    18.6       359.3   19.7
                        --------  -----    --------   -----    --------  -----
       Total.........   $1,846.9  100.0 %  $1,768.3   100.0 %  $1,821.6  100.0 %
                        ========  =====    ========   =====    ========  =====

         Music. Sales of music, a market of approximately $13.7 billion in 1998, are expected to grow at a compound annual rate of 5.5% through 2002, according to the Recording Industry Association of America. The recent trend toward greater diversity of available music product, particularly in the rap, rhythm and blues, soundtrack, metal, Latin and alternative genres, appeals to the full spectrum of music purchasers. Cross marketing between films and their soundtracks, as well as the variety of music on the soundtrack, has increased the popularity of and demand for movie soundtracks.

         Sam Goody stores typically carry 4,500 to 8,500 compact disc titles, depending upon store size and location, while the largest Sam Goody stores carry up to 35,000 compact disc titles. Media Play and On Cue stores carry up to 40,000 and 7,000 compact disc titles, respectively. These titles include "hits," which are the best selling newer releases, and "catalog" items, which are older but still popular releases that customers purchase to build their collections.

         Video. The video sell-through market, including VHS and DVD, totaled an estimated $8.9 billion in 1998. All of the Company's stores carry video titles in DVD and video cassette formats. Suncoast and Media Play stores, in particular, devote significant space and special displays to DVD product. Suncoast stores feature up to 12,000 titles, including 1,800 in the DVD format. Media Play stores carry up to 14,000 titles, including 1,800 DVD titles. Sam Goody stores typically carry 500 DVD and 2,000 total titles, while the largest Sam Goody stores carry up to 1,800 DVD and 10,000 total video titles. On Cue stores carry up to 3,000 titles, including 500 DVD titles.

         In 1998, the second year of DVD merchandising, the Company's DVD sales increased to 11% of total video sales, from 2% in 1997, the year of DVD introduction. The Company expects significant growth in DVD sales over the next several years as more consumers purchase DVD players and more titles become available on the DVD format. Prices for DVD players have reached affordable price points, as low as $299 for some models, and are now available at many large discount and mass market retailers. Paul Kagan Associates estimated that as many as 1.1 million households would own a DVD player by the end of 1998 and as many as 48 million households will own a DVD player by 2010. The Company's stores do not offer Divx, a competing technology with a pay per play feature incorporated into the current DVD technology.

         Books, Computer Software and Other Products. Media Play and On Cue stores carry up to 50,000 and 6,500 titles of books, respectively. Computer software is available primarily in Media Play stores, which offer 2,000 computer software programs. "Other Products" include video games, toys, brand name blank audio and video tapes, storage containers, carrying cases and sheet music, as well as entertainment related apparel, posters and various other items. Video games are offered in Media Play and On Cue stores, while Media Play stores also allow customers to buy, sell and trade used video games. Movie and artist related accessories and apparel products are highly influenced by the trends and fads surrounding popular movies, TV shows, actors and artists.

         The Company's stores also carry a limited variety of electronic equipment such as portable compact disc and audio cassette players, portable stereo systems and kids' electronic products, all sold at retail prices under $200. DVD players at retail prices of approximately $300 are currently offered in a limited number of Media Play and On Cue stores and will be offered in all On Cue stores by the second quarter of 1999. All On Cue and Media Play stores now feature an area within each store where customers can purchase sheet music, guitars, guitar strings and other related merchandise in an in-store boutique called Jam Central.

Suppliers

         Substantially all of the home entertainment products (other than computer software) sold by the Company are purchased directly from manufacturers. The Company purchases inventory for its stores from approximately 2,300 suppliers. Approximately 67% of purchases in 1998 were made from the 10 largest suppliers. The Company has no long-term contracts with its suppliers and transacts business principally on an order-by-order basis as is typical throughout the industry.

         The Company has confirmed with vendors representing 86% its of purchasing volume that their systems are Year 2000 compliant. Management generally believes the remaining vendors will be able to complete the necessary Year 2000 remediation efforts and that there is not likely to be a significant disruption in product supply. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Other Matters - Year 2000."

Marketing

         The Company's marketing programs are designed to build each store's brand image, encourage first time visits and reinforce store loyalty among existing customers through a wide variety of traffic driving special events, promotions and advertising partnerships with vendors and nationally recognized corporations. Strong brand name recognition has enabled the Company to develop marketing partnerships with such large corporate partners as Pepsi-Cola, Sears, MasterCard, L'Oreal, Warner Lambert and Just Born Candies for cross promotions, events and sweepstakes that the Company believes are attractive to shoppers. The Company has been a co-sponsor of the nationally televised/advertised "UnVailed" battle of the bands event, which appeals to its target customers. Specific consumer segments are targeted through niche marketing concepts such as in-store boutiques supported by signage and a customer information system. The Company's major suppliers offer cooperative advertising support and provide funds for the placement and position of product.

         More than 500,000 Sam Goody store customers participate in the REPLAY program, a frequent shopper program designed to promote customer loyalty and encourage repeat visits through special offers, a bi-monthly membership newsletter and targeted marketing. The Company publishes REQUEST, a cutting-edge music and video entertainment news magazine for younger customers, distributed in Sam Goody, Media Play and On Cue stores and also at limited magazine stand outlets. The magazine has an annual audited circulation of six million copies and an estimated readership in the millions. The REQUEST web site requestmagazine.com offers downloadable sound clips of the music being reviewed in the magazine.

Store Operations

         Sam Goody, Suncoast and On Cue stores are typically managed by a store manager and an assistant manager. Media Play stores are typically managed by a general manager, an assistant general manager and three to five department managers. Most stores are open up to 80 hours per week, seven days a week. The Company does not extend credit to customers, but most major credit cards are accepted. The Company has completed and implemented the necessary Year 2000 remediations to nearly all of its store systems and has requested confirmation of Year 2000 readiness from landlords and service providers to the stores. Management generally believes that most third parties will have completed the necessary Year 2000 remediation efforts and that there is not likely to be significant disruptions in store operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Other Matters - Year 2000."

Industry and Competitive Environment

         The retail home entertainment industry is highly competitive. The Company's retail stores compete with large, established music and video chains, such as those operated by Trans World Entertainment Corporation, The Wherehouse and Tower Records, as well as consumer electronics superstores (Best Buy and Circuit City), mass merchants (Wal-Mart, K-Mart and Target), other specialty retail stores (Barnes & Noble and Borders), video rental stores, variety discounters and warehouse clubs, some of which may have greater financial or other resources than the Company. There has been a recent trend in the industry of consolidation of competitors, such as the acquisition of the Blockbuster Music chain by The Wherehouse, Inc. and the pending acquisition of the Camelot chain by Trans World Entertainment Corporation.

         In addition to retail stores, consumers receive television and mail order offers and have access to mail order clubs. The largest mail order clubs are affiliated with major manufacturers of pre-recorded music and video and may have advantageous marketing relationships with their affiliates. In recent years, the Internet has emerged as an avenue for retailing. In particular, the retailing of music, video and books over the Internet is developing rapidly. Competitors on the Internet include Amazon, Barnes & Noble, CDnow and others. The Company does not believe that, to date, sales via the Internet have materially affected its sales, but Internet sales are expected to become more significant over time. The Company has announced that it will also sell on the Internet beginning late in the second quarter of 1999.

         It has been the practice in recent years for companies in the home entertainment industry to announce various initiatives and innovations in technology which are associated with alternative forms of distribution of both music and video. While most of these technologies are not yet commercially available, and it appears that significant technical, economic and other obstacles to their introduction remain to be resolved, if and when these or other new technologies are introduced, the Company's business could be impacted.

Seasonality

         The Company's business is highly seasonal, with nearly 40% of annual revenues and all of net earnings generated in the fourth quarter. Quarterly results are affected by, among other things, the timing and strength of new product offerings, the timing of holidays, new store openings and sales performance of existing stores. See Note 17 of Notes to Consolidated Financial Statements.

Trademarks and Service Marks

         The Company operates its stores under various names, including "Sam Goody," "Musicland," "Suncoast Motion Picture Company," "Media Play" and "On Cue," which have become important to the Company's business as a result of its advertising and promotional activities. These names, along with a number of others, including "REQUEST" and "REPLAY," have been registered with the U.S. Patent and Trademark Office.

Personnel

         As of February 22, 1999, the Company employed approximately 5,700 full-time employees and 9,900 part-time employees. Hourly employees at 15 of the Company's stores are represented by a union. All other facilities are non-union and the Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         Corporate Headquarters and Distribution Facilities. The Company owns its corporate headquarters facility in Minneapolis, Minnesota, consisting of an office building with approximately 94,000 square feet of space on approximately 5.4 acres of land. Additional office, warehouse and storage space located in Minneapolis, Minnesota totaling approximately 150,000 square feet are under operating leases that expire at various dates through February 2002. The Company owns its distribution facilities located in Franklin, Indiana, consisting of a 715,000 square foot building on approximately 66.6 acres of land, with options on approximately 33.4 additional acres of land. The Company also has approximately 105,000 square feet of storage space in a building located in Indianapolis, Indiana, under an operating lease expiring in January 2000.

         Retail Stores. At December 31, 1998, the Company operated 1,346 retail stores, including 1,323 stores in the United States, seven stores in Puerto Rico, two stores in the Virgin Islands and 14 stores in the United Kingdom. The Company owns three Media Play stores. All other stores are under operating leases with various remaining terms through 2016. The leases have noncancelable terms that generally range from three to 20 years and many include renewal options for additional periods. Certain store leases provide the Company with an early cancellation option if sales for a designated period do not reach a specified level as defined in the lease. Most of the store leases contain escalation clauses and require payment of real estate taxes, utilities, common area maintenance costs and contingent rentals based on percentages of sales in excess of specified minimums. Certain store leases contain provisions restricting assignment, merger, change of control or transfer. The following table lists the number of store leases due to expire or terminate in each fiscal year based on the fixed lease term, giving effect to early cancellation options and excluding renewal options.

     1999.......................  246         2004......................   144
     2000.......................  234         2005......................   111
     2001.......................  191         2006......................    44
     2002.......................  120         2007......................    13
     2003.......................  166         2008 and thereafter.......    74

         Of the 480 leases expiring in 1999 and 2000, 193 have renewal options. The Company anticipates closing up to 30 stores and relocating 20 to 30 stores that either are underperforming or are part of a strategy to open stores in more prominent locations in the malls to replace one or more smaller locations in the same mall. The Company expects that, as other leases expire, in most cases it should be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by MSC during the fourth quarter of the year ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
         MATTERS

         The common stock of MSC is traded on the New York Stock Exchange under the symbol MLG. For common stock price information, see Note 17 of Notes to Consolidated Financial Statements. As of March 12, 1999, MSC had approximately 476 holders of record of its common stock.

         MSC has never paid cash dividends on its capital stock and does not plan to pay cash dividends in the foreseeable future. The current policy of the Board of Directors of MSC is to reinvest in the business of the Company. The terms of the Company's credit agreement and the indentures for the 9% and 9 7/8% senior subordinated notes restrict the amount of cash dividends that may be paid by MSC. See Note 5 of Notes to Consolidated Financial Statements.

         Shares of common stock purchasable upon exercise of warrants were issued pursuant to an exemption from registration under Section 4(2) and/or Regulation D of the General Rules and Regulations promulgated under the Securities Act of 1933 as a sale by the issuer not involving a public offering. The warrants were issued in June 1997 to 12 accredited investors and are exercisable over a period of five years at a price of $1.5625 per share. No underwriters were used for either the issuance or the exercise of the warrants. During the quarterly period ended December 31, 1998, 140,626 shares of common stock were issued for the cashless exercise of warrants on December 1, 1998 by The Long-Term Credit Bank of Japan, Ltd., Chicago Branch. Canceled in connection with the warrant exercise were 14,250.77 warrants for the purchase of common stock and 0.64 warrants for fractional shares.

ITEM 6.       SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the years indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes contained in Item 14 and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Item 7.


                      SELECTED CONSOLIDATED FINANCIAL DATA
             (In thousands, except per share amounts and store data)

                                        Years Ended December 31,
                      ----------------------------------------------------------
                         1998        1997        1996        1995        1994
                      ----------  ----------  ----------  ----------  ----------
Statement of
 Operations Data:
Sales................ $1,846,882  $1,768,312  $1,821,594  $1,722,572  $1,478,842
Gross profit.........    656,300     614,829     611,759     606,070     542,199
Selling, general
 and administrative
 expenses............    532,018     529,427     576,658     525,213     450,919
Depreciation and
 amortization........     39,471      39,411      44,819      45,531      37,243
Goodwill write-down..          -           -      95,253     138,000           -
Restructuring
 charges.............          -           -      75,000           -           -
Operating income
(loss)...............     84,811      45,991    (179,971)   (102,674)     54,037
Interest expense.....     30,478      31,720      32,967      27,881      19,555
Earnings (loss)
 before income
 taxes...............     54,333      14,271    (212,938)   (130,555)     34,482
Income taxes.........     16,300         300     (19,200)      5,195      17,100
Net earnings
 (loss)..............     38,033      13,971    (193,738)   (135,750)     17,382

Earnings (loss) per
 common share:
   Basic............. $     1.10  $      .42  $    (5.80) $    (4.00)  $    0.51
   Diluted...........       1.04         .41       (5.80)      (4.00)       0.51

                                             December 31,
                      ----------------------------------------------------------
                         1998        1997        1996        1995        1994
                      ----------  ----------  ----------  ----------  ----------
Balance Sheet Data:
Total assets......... $  973,640   $ 733,895  $  996,915  $  996,957  $1,079,632
Long-term debt,
 including current
 maturities..........    258,871     193,087     396,599     163,000     110,000
Stockholders'
 equity..............     63,982      18,770       2,619     195,811     340,276

Store Data:
Total store square
 footage(in
  millions)..........        8.3         8.3         9.5         9.9         7.2
Store count:
  Sam Goody stores...        696         713         777         820         869
  Suncoast stores....        405         409         422         412         378
  Media Play
   stores............         69          68          87          89          46
  On Cue stores......        162         157         158         153          77
  United Kingdom and
   other stores......         14          16          22          22          16
                      ----------  ----------  ----------  ----------  ----------
      Total..........      1,346       1,363       1,466       1,496       1,386
                      ==========  ==========  ==========  ==========  ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Results of Operations

         The following table presents certain operating and store data for Mall Stores, Superstores and in total for the Company for the last three years. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as a single operating segment.


                                                 Years Ended December 31,
                                       -----------------------------------------
                                          1998          1997            1996
                                       ----------    ----------     ------------
                                       (dollars and square footage in millions)
Operating Data:
Sales:
   Mall Stores........................ $  1,206.8    $  1,165.0     $  1,160.0
   Superstores........................      627.9         589.5          643.8
      Total (1).......................    1,846.9       1,768.3        1,821.6
Percentage change from
 prior year:
   Mall Stores........................        3.6 %         0.4 %         (2.3)%
   Superstores........................        6.5          (8.4)          24.6
      Total (1).......................        4.4          (2.9)           5.7
Comparable store sales
 increase (decrease) (2):
   Mall Stores........................        6.5 %         4.7 %         (1.7)%
   Superstores........................        7.2           4.1            2.0
      Total (1).......................        6.7           4.5           (0.6)
Operating income before
 depreciation and amortization,
 goodwill write-down and
 restructuring charges................ $    124.3    $     85.4     $     35.1

Store Data:
Number of stores open at
 year end:
   Mall Stores .......................      1,101         1,122          1,199
   Superstores........................        231           225            245
      Total (1).......................      1,346         1,363          1,466
Total store square footage at
 year end:
   Mall Stores........................        4.0           4.0            4.3
   Superstores........................        4.3           4.2            5.2
      Total (1).......................        8.3           8.3            9.5

-------------------------------------
(1) The totals include United Kingdom and other stores.
(2) Comparable store sales percentages are computed for stores open for a full year during each year.

         The Company achieved record sales and earnings for the year ended December 31, 1998. Net earnings for the year ended December 31, 1998 rose 172.2% to $38.0 million compared with $14.0 million for the year ended December 31, 1997. Diluted earnings per share increased 153.7% to $1.04 in 1998 compared with diluted earnings per share in 1997 of $0.41. The earnings improvements resulted primarily from comparable store sales increases and gross margin improvements.

         Sales. The increases in total sales for the year ended December 31, 1998 were attributable primarily to the comparable store sales increases, partially offset by the decrease in sales from the closing of stores. The comparable store sales gains were attributable primarily to sales increases in music and video. Soundtracks from popular movies, led by the soundtrack from the movie "Titanic," as well as the diverse popularity of music titles, contributed to the growth in music sales. The movie "Titanic," released on video in September 1998, produced the strongest sales for a video title in the Company's history.

         Comparable store sales growth in 1997 was led by significant gains in music, driven by strong sales of new releases. Gains were also achieved in toys, apparel and video games. These gains were partially offset by flat comparable store sales in video and a decline in book sales, due in part to a reduction in the number of book titles offered by the Superstores. Comparable store sales in video were slowed by the lack of depth in new releases other than strong sales of the "Star Wars Trilogy Special Edition" video set released during the third quarter of 1997. The Company benefited from a less competitive environment due to the closing of stores by certain mall competitors and less near or below cost pricing of music product by certain non-mall competitors. The reductions in total sales in 1997 resulted from the decreased store count and square footage from closing stores.

         The following table shows the comparable store sales percentage increase (decrease) attributable to each of the Company's two principal product categories for the last three years.

                                               Years Ended December 31,
                                          -----------------------------------
                                            1998         1997          1996
                                          --------     --------      --------

          Music.........................      6.4 %        7.5 %         0.9 %
          Video.........................      5.7          0.2          (0.8)

         Industry data and demographics indicate significant sales growth opportunities in the music, video and video game product categories, particularly in the new DVD format. DVD sales accelerated throughout 1998 at a pace that exceeded management's expectations. The Company's DVD sales were in excess of $50 million, or 11% of total video sales, for the year ended December 31, 1998, compared with 2% of total video sales in 1997, the year of DVD introduction. See "Business - Products."

         Components  of  Earnings.   The  following  table  sets  forth  certain
operating results as a percentage of sales for the last three years.

                                                      Years Ended December 31,
                                                   -----------------------------
                                                     1998       1997       1996
                                                   --------   --------   -------

          Sales...................................   100.0%     100.0%    100.0%
          Gross profit............................    35.5       34.8      33.6
          Selling, general and administrative
           expenses...............................    28.8       29.9      31.7
          Operating income before depreciation
           and amortization, goodwill write-down
           and restructuring charges..............     6.7        4.8       1.9
          Operating income (loss).................     4.6        2.6      (9.9)


         Gross Profit. Most of the gross margin improvement in 1998 was attributable to less promotional pricing and selective price increases made during the second half of 1997 and in 1998. Inventory shrinkage decreased in 1998 and accounted for 0.2% of the gross margin improvement.

         Approximately 1.3% of the gross margin improvement in 1997 was attributable to price increases and less promotional pricing. The proportion of sales from the lower margin Superstores relative to total Company sales decreased during 1997 due to store closings and resulted in an improvement in total Company gross margin of 0.3%. Inventory shrinkage increased in 1997 and reduced gross margin by 0.4%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1998 increased slightly over 1997, but decreased as a percentage of sales by 1.1%. The decrease in the expense rate was attributable to the comparable store sales increases and the continued benefit of cost saving initiatives that began in 1997. The consolidation of distribution facilities into a single facility, completed in January 1997, resulted in greater operating efficiency and lower distribution costs. Advertising effectiveness was improved while advertising expenditures were decreased by focusing resources on a wide range of traffic driving events and promotions and by partnering with vendors and nationally recognized corporations.

         The decrease in selling, general and administrative expenses in 1997 compared with 1996 was primarily due to store closings and the reductions in distribution and advertising expenses discussed previously, which also reduced selling, general and administrative expenses as a percentage of sales. Comparable store sales gains in 1997 also contributed to the rate improvements. The expense rate in 1996 was negatively impacted by the effect of fixed costs, principally occupancy costs, in both underperforming existing stores and new Media Play stores opened in 1995 and 1996. Many of these underperforming stores were closed under the Company's restructuring programs. See "- Restructuring Charges."

         Depreciation and Amortization. Depreciation and amortization in 1998 was comparable to 1997. Increases to depreciation and amortization resulting from capital expenditures and the Company's distribution facility in Franklin, Indiana, were offset by decreases to depreciation and amortization resulting from store closings. In 1997, depreciation and amortization decreased from 1996 due to store closings and the elimination of goodwill. Goodwill amortization was $3.0 million, or $0.09 per share, in 1996. See "Liquidity and Capital Resources
- Investing Activities."

         Goodwill Write-down. In December 1996, the Company recorded a goodwill write-down of $95.3 million, or $2.85 per share, eliminating the remaining goodwill balance and goodwill amortization for years after 1996. See Note 2 of Notes to Consolidated Financial Statements.

         Restructuring  Charges.   During  1996,  the  Company  recorded  pretax
restructuring charges of $75.0 million for the estimated cost of programs designed to improve profitability and increase inventory turnover. The restructuring programs included the closing of the Company's distribution facility in Minneapolis, Minnesota, and 114 underperforming stores, including 79 Mall Stores and 35 Superstores. The Company closed 53 of these stores in 1996 and completed the restructuring programs in 1997 with the closing of the distribution facility and another 61 stores. See "- Liquidity and Capital Resources - Investing Activities" and Note 3 of Notes to Consolidated Financial Statements.

         Interest Expense. Components of interest expense for the last three years were as follows:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                    1998        1997       1996
                                                   ------      ------     ------
                                                           (in millions)
         Interest on revolver borrowings.........  $  3.5      $ 19.0     $ 21.9
         Interest on term loan...................     3.6         1.2          -
         Interest on senior subordinated notes...    20.8         9.9        9.9
         Other interest, net.....................     2.6         1.6        1.2
                                                   ------      ------     ------
                                                   $ 30.5      $ 31.7     $ 33.0
                                                   ======      ======     ======

         The fluctuations in interest expense in 1998 and 1997 compared with 1996 resulted from improvements in operating performance, the issuance of $150 million of 9 7/8% senior subordinated notes in April 1998 and the term loan proceeds received in September 1997, all of which have led to lower outstanding revolver borrowings. See "Liquidity and Capital Resources." Average daily revolver borrowings, based upon the number of days with outstanding borrowings, weighted average interest rates, based on the average daily revolver borrowings, and the highest balances outstanding under the revolving credit facility were as follows:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                     1998        1997     1996
                                                    ------     -------   -------
                                                        (dollars in millions)
          Average daily revolver borrowings......   $ 56.4     $238.5    $289.7
          Number of days with outstanding
           revolver borrowings...................      201        362       366
          Weighted average interest rate,
           excluding facility costs..............      7.8%       7.4%      7.0%
          Highest level of revolver borrowings...   $152.0     $273.0    $333.0

        Most of the increases in interest rates in 1998 and 1997 resulted from amendments to the Company's credit agreement which increased the margin added to variable interest rates on revolver borrowings. For the years ended December 31, 1998, 1997 and 1996, the Company incurred facility costs related to the revolving credit facility of $1.1 million, $1.5 million and $1.7 million, respectively. See Note 5 of Notes to Consolidated Financial Statements.

        Income Taxes. The effective income tax rates of 30.0% in 1998, 2.1% in 1997 and 9.0% in 1996 vary from the federal statutory rate as a result of deferred tax valuation allowances and state income taxes. The effective income tax rate in 1996 was also impacted by the goodwill amortization and write-down, which are nondeductible. Valuation allowances reduce deferred income tax balances to the approximate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year. Valuation allowances of $24.5 million, established in 1996, were reduced by $4.0 million and $7.5 million in 1998 and 1997, respectively. See
Note 6 of Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

         The Company's primary sources of working capital are internally generated cash and borrowings under the revolving credit facility pursuant to the terms of its credit agreement. Because of the seasonality of the retail industry, the Company's cash needs fluctuate throughout the year. The Company's cash position is generally highest at the end of December because of the higher sales volume during the Christmas season and extended payment terms typically provided by most vendors for seasonal inventory purchases. The Company's cash needs build during the first quarter as inventories are replenished following the Christmas season and payments for seasonal inventory purchases become due. The Company's practice has generally been to use the excess cash generated from operations in the fourth quarter to repay all or a portion of the outstanding revolver borrowings. The Company's cash position and any seasonal borrowings outstanding at year end depend upon the sales performance during the Christmas season, the timing of vendor payments and other cash flow requirements.

         The Company's financial position has strengthened during both 1998 and 1997 as a result of improvements in results of operations and the completion in April 1998 of an offering of $150 million of 9 7/8% senior subordinated notes due in 2008. The net proceeds to the Company from the offering, after discounts, commissions and other offering expenses, were $144.3 million. The Company used $32.1 million of the net proceeds to repay all of the outstanding mortgage notes payable and the remaining $112.2 million of net proceeds and $0.8 million of additional cash to repay outstanding revolver borrowings. At December 31, 1998 and 1997, the Company had no outstanding revolver borrowings and had cash and cash equivalents of $257.2 million and $3.9 million, respectively. The Company repaid the $50 million term loan in December 1998 with excess cash generated from Christmas season sales. Effective with the repayment of the term loan, borrowings under the revolving credit facility are available up to a maximum of the lesser of (i) 60% of eligible inventory or (ii) $182 million through March 15, 1999 and $125 million from March 16, 1999 through the expiration of the credit agreement in October 1999. Management expects that internally generated cash will be the Company's primary source of capital in 1999. See "- Financing Activities" and Note 5 of Notes to Consolidated Financial Statements.

         The credit agreement contains financial covenants and covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. The indentures related to the 9% and 9 7/8% senior subordinated notes also contain certain covenants, including restrictions on the ability of the Company to make certain payments, to incur additional indebtedness and to issue certain types of preferred stock. The Company was in compliance with all covenants at December 31, 1998.

         Operating Activities. Net cash provided by (used in) operating activities (including the increase (decrease) in outstanding checks in excess of cash balances which relate to vendor payments) was $215.6 million in 1998, $86.7 million in 1997 and $(52.6) million in 1996. The significant increases in operating cash flows in 1998 and 1997 over the previous years were attributable to inventory purchasing activities and improvements in operating performance. Inventory purchasing activities, as reflected by the aggregate net changes in inventories, accounts payable and outstanding checks in excess of cash balances, generated cash flows of $98.8 million and $6.4 million in 1998 and 1997, respectively. At December 31, 1998, although inventories remained comparable to the prior year, accounts payable increased by $107.3 million over December 31, 1997, reflecting normal extended payment terms for seasonal inventory purchases as well as later purchases of seasonal inventory. Cash used for inventory purchases in 1997 was more than offset by the savings resulting from reduced inventory levels. The consolidation of distribution centers into a single facility, store closings and initiatives designed by management to increase inventory turnover, including better in-stock positions and more frequent purchases closer to the time of sale, enabled the Company to maintain lower inventory levels during 1997, which decreased inventories at December 31, 1997 to $450.3 million from $506.1 million at December 31, 1996. Cash used for inventory purchasing activities in 1996 of $38.9 million was impacted by early payments made to certain vendors to obtain discounts and to ensure continued availability of product. In the first quarter of 1997, the Company's largest vendors and most of its remaining vendors agreed to temporarily defer existing trade payables and provide continued product supply, subject to payment terms reduced to 10 days or less on new purchases. The Company completed repayment of the deferred trade payables during the fourth quarter of 1997 and since then has been on normal credit terms with its vendors.

         The Company made income tax payments, net of refunds, of $0.9 million and $9.0 million in 1998 and 1996, respectively. In 1997, the Company received income tax refunds, net of payments, of $22.9 million from the carryback of the 1996 taxable loss. Cash expenditures related to store closings under the Company's restructuring programs were $12.2 million and $24.1 million in 1997 and 1996, respectively.

         Investing Activities. Capital expenditures and store data for the last three years are as follows:

                                                     Years Ended December 31,
                                                    --------------------------
                                                     1998      1997      1996
                                                    ------    ------    ------
         Capital expenditures, net of
          sale/leasebacks (in millions) ..........  $ 27.2    $ 10.9    $  6.4
         Store openings:
            Mall Stores...........................       7         2        14
            Superstores...........................       7         1        19
               Total (1)..........................      14         3        35

         Store closings:
            Mall Stores...........................     (28)      (79)      (47)
            Superstores...........................      (1)      (21)      (16)
               Total (1)..........................     (31)     (106)      (65)

         Net increase (decrease) in store count:
            Mall Stores...........................     (21)      (77)      (33)
            Superstores...........................       6       (20)        3
               Total (1)..........................     (17)     (103)      (30)
------------------------
 (1) The totals include United Kingdom and other stores.

         Most of the Company's capital expenditures in 1998 and 1997 related to the remodeling, relocation and general upkeep of existing stores. In 1996, the majority of capital expenditures were for new Media Play stores. The number of stores closed under the Company's restructuring programs were 61 stores and 53 stores in 1997 and 1996, respectively. All other closings resulted from the Company's ongoing monitoring of store performance. See "- Results of Operations
-  Restructuring  Charges"  and  Note  3  of  Notes  to  Consolidated  Financial
Statements.

         Financing of capital expenditures has generally been provided by borrowings under the revolving credit facility and internally generated cash. The Company typically receives financing from landlords in the form of contributions and rent abatements for a portion of the capital expenditures, primarily related to new stores and relocations of existing stores. In the third quarter of 1996, net proceeds of $11.6 million were received from the sale of the building containing the Company's distribution facilities and certain corporate office facilities in Minneapolis, Minnesota. The Company leased back the entire building through January 1997 and since then leases a portion of the office facilities. Capital expenditures exclude approximately $14 million for three new Media Play stores opened in 1996 and $30 million for the new Franklin distribution facility and most of the related equipment, which were financed through special purpose entities. See Note 16 of Notes to Consolidated Financial Statements.

         The Company's planned capital expenditures for 1999 are expected to be in the range of $40 million and will include moderate store expansion and improvements to existing stores. Management expects that these capital expenditures will be financed primarily by internally generated cash. The Company will continue to assess the profitability of its stores and will close a limited number of underperforming stores in the coming years, if the closings can be accomplished economically.

         Financing Activities. Cash provided by (used in) financing activities (excluding the increase (decrease) in outstanding checks in excess of cash balances which relate to vendor payments) was $64.8 million, $(233.8) million and $219.0 million during the years ended December 31, 1998, 1997 and 1996, respectively. Financing activities in 1998 include net proceeds of $144.3 million received by the Company from the offering of $150 million of 9 7/8% senior subordinated notes. The net proceeds were used to repay $32.1 million of outstanding mortgage notes payable and to reduce outstanding revolver borrowings. Excess cash generated from strong Christmas season sales in 1998 and 1997 was used to repay the $50 million term loan in December 1998 and all outstanding revolver borrowings by the end of each year. At December 31, 1996, the Company had revolver borrowings of $272.0 million, or $110.0 million when netted with $162.0 million of cash and cash equivalents. The higher level of revolver borrowings in 1996 as compared to 1998 and 1997 was primarily due to diminished liquidity that had resulted from the challenging retail sales environment experienced by the Company and the negative impact of underperforming stores.

         The revolving credit facility expires in October 1999. Maturities of the senior subordinated notes are $110 million in 2003 and $150 million in 2008. The $110 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 103.375% of par on and after June 15, 1998 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The $150 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 104.938% of par on and after March 15, 2003 and thereafter at prices declining annually to 100% of par on and after March 15, 2006. Management does not anticipate an immediate need to replace the revolving credit facility and believes it will be able to secure adequate financing to repay the senior subordinated notes when they mature.

Other Matters

         Inflation, Economic Trends and Seasonality. Although its operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations during the past three fiscal years. The Company's business is highly seasonal, with nearly 40% of annual revenues and all of net earnings generated in the fourth quarter. See
Note 17 of Notes to Consolidated Financial Statements for quarterly financial data.

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

         The Company has been aware of and understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000. Many of the Company's internally developed computer programs written over the last several years have utilized four digits to define the year. Formal assessments of existing computer systems were initiated by management as early as 1996 to identify the requirements to achieve Year 2000 readiness. Year 2000 compliance is being achieved through: planned system replacements; installation of maintenance updates conforming to the Year 2000 provided by vendors of purchased packages and modifications to existing computer systems. The Company has primarily utilized internal resources for the installation of maintenance updates and completion of modifications to existing computer systems. Costs of addressing the Year 2000 issue have totaled approximately $1 million through December 31, 1998. Management estimates the Company's total cost through completion of all required Year 2000 modifications, based on currently available information, to be approximately $3 million. The Company plans to capitalize the cost of new systems in accordance with SOP 98-1. Other incremental costs associated with the Year 2000 remediation effort are being charged to expense as incurred.

         The Company's Year 2000 readiness process consists of the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Company's evaluation process involves review of information technology ("IT") systems and systems containing embedded technology such as microcontrollers ("Non-IT" systems), which include communication systems and certain equipment. The Company has completed the Awareness and Assessment phases for all IT and Non-IT systems and has completed the Implementation phase for nearly all of its purchasing and store IT systems and its Non-IT systems and for the majority of its other IT systems. Year 2000 readiness for substantially all IT and Non-IT systems is targeted for completion in the first half of 1999; however, the Company plans to continue to perform tests on various completed systems through the end of the year.

       The Company has formed a task force which is corresponding with the Company's business partners and service providers to determine their state of Year 2000 readiness. The Company has confirmed with vendors representing 86% of its purchase volume that their systems are Year 2000 compliant. Management generally believes the remaining vendors will be able to complete the necessary Year 2000 modifications and that there is not likely to be a significant disruption in product supply.

          The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. However, there can be no absolute assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. In the most reasonably likely worst case scenarios the Company could experience delays in receiving product from vendors, shipping product to stores, accessing various types of information or communicating effectively with financial institutions or vendors. The Company is developing contingency plans which could include alternate vendors, suppliers and service providers in the event current vendors, suppliers or service providers suffer significant disruption as a result of Year 2000 compliance failures, as well as strategies to address other unidentified issues. The Company intends to finalize contingency plans in the third and fourth quarters of 1999.

         Forward-Looking  Statements.  This annual  report on Form 10-K contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "anticipates," "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategies or intentions. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: general economic and market conditions; changes in consumer demand and demographics; possible disruptions in the Company's computer or telephone systems; increased or unanticipated costs or other effects associated with Year 2000 compliance by the Company or its service or supply providers; increases in labor costs; the ability to attract and retain qualified personnel; effects of competition, especially in the retailing of music and video products; possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores; higher than anticipated store closing or relocation costs; unanticipated increases in merchandise or occupancy costs; the performance of the Company's e-commerce sites; possible increases in shipping rates or interruptions in shipping service; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business and other factors which may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company holds no derivative instruments and does not engage in hedging activities. Information about fair value of financial instruments is included in Note 14 of Notes to Consolidated Financial Statements.

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes are included in
Item 14 of this report. See Index to Consolidated Financial Statements contained in Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
 .
ITEM 11.      EXECUTIVE COMPENSATION

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these items of Part III will be set forth in the Proxy Statement under similar captions and is incorporated herein by reference.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K

(a)      Documents filed as a part of this report:

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

         (3)      Exhibits

                  See Exhibit Index on pages 40 through 42.

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1998.

(c)      Exhibits

                  See Exhibit Index on pages 40 through 42.

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


                                    MUSICLAND STORES CORPORATION
                                            (Registrant)

                                    By:           /s/ Jack W. Eugster
                                        ----------------------------------------
                                        Jack W. Eugster, Chairman of  the Board,
                                         President and Chief Executive Officer

                                    Date:           March 24, 1999
                                         ---------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                   Capacity                        Date
           ---------                   --------                        ----
                              Chairman of the Board, President
                              and Chief Executive Officer
   /s/ Jack W. Eugster        (principal executive officer)       March 24, 1999
---------------------------
       Jack W. Eugster

                              Vice Chairman, Chief Financial
                              Officer and Director
                              (principal financial and
   /s/ Keith A. Benson        accounting officer)                 March 24, 1999
---------------------------
       Keith A. Benson

   /s/ Gilbert L. Wachsman    Vice Chairman and Director          March 24, 1999
---------------------------
       Gilbert L. Wachsman

   /s/ Kenneth F. Gorman      Director                            March 24, 1999
---------------------------
       Kenneth F. Gorman

   /s/ William A. Hodder      Director                            March 24, 1999
---------------------------
       William A. Hodder

   /s/ Josiah O. Low III      Director                            March 24, 1999
---------------------------
       Josiah O. Low III

   /s/ Terry T. Saario        Director                            March 24, 1999
---------------------------
       Terry T. Saario

   /s/ Tom F. Weyl            Director                            March 24, 1999
---------------------------
       Tom F. Weyl

   /s/ Michael W. Wright      Director                            March 24, 1999
---------------------------
       Michael W. Wright

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
         Report of Independent Public Accountants                         22

         Consolidated Statements of Operations                            23

         Consolidated Balance Sheets                                      24

         Consolidated Statements of Cash Flows                            25

         Consolidated Statements of Stockholders' Equity                  26

         Notes to Consolidated Financial Statements                       27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Musicland Stores Corporation:


         We have audited the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Musicland Stores Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
January 18, 1999

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)


                                            Years Ended December 31,
                                   -------------------------------------------
                                       1998           1997            1996
                                   -------------  -------------   ------------

Sales............................. $   1,846,882  $   1,768,312   $  1,821,594
Cost of sales.....................     1,190,582      1,153,483      1,209,835
                                   -------------  -------------   ------------
    Gross profit..................       656,300        614,829        611,759

Selling, general and
 administrative expenses..........       532,018        529,427        576,658
Depreciation and amortization.....        39,471         39,411         44,819
Goodwill write-down...............             -              -         95,253
Restructuring charges.............             -              -         75,000
                                   -------------  -------------   ------------
    Operating income (loss).......        84,811         45,991       (179,971)
Interest expense..................        30,478         31,720         32,967
                                   -------------  -------------   ------------
    Earnings (loss) before
     income taxes.................        54,333         14,271       (212,938)
Income taxes .....................        16,300            300        (19,200)
                                   -------------  -------------   ------------
    Net earnings (loss) .......... $      38,033  $      13,971   $   (193,738)
                                   =============  =============   ============
Basic earnings (loss) per
 common share..................... $        1.10  $        0.42   $      (5.80)
                                   =============  =============   ============
Diluted earnings (loss) per
 common share..................... $        1.04  $        0.41   $      (5.80)
                                   =============  =============   ============



          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)



                                                           December 31,
                                                   ---------------------------
                                                        1998           1997
                                                   -------------- ------------
                                ASSETS

Current assets:
   Cash and cash equivalents...................... $    257,218   $      3,942
   Inventories....................................      446,710        450,258
   Deferred income taxes..........................       15,800         10,600
   Other current assets...........................       10,395          8,768
                                                   ------------   ------------
     Total current assets.........................      730,123        473,568

Property, net.....................................      233,424        250,021

Deferred income taxes.............................            -          2,400
Other assets......................................       10,093          7,906
                                                   ------------   ------------

     Total Assets................................. $    973,640   $    733,895
                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt........... $          -   $     26,657
   Accounts payable...............................      452,410        357,183
   Other current liabilities......................      154,743        115,660
                                                   ------------   ------------
     Total current liabilities....................      607,153        499,500

Long-term debt....................................      258,871        166,430
Other long-term liabilities.......................       43,634         49,195
Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock ($.01 par value; shares
    authorized:  5,000,000; shares issued
     and outstanding:  none)......................            -              -
   Common stock ($.01 par value; shares
    authorized:  75,000,000; shares issued and
    outstanding:  December 31, 1998, 36,041,934;
    December 31, 1997, 34,372,592)................          360            344
   Additional paid-in capital.....................      260,608        255,075
   Accumulated deficit............................     (186,645)      (224,678)
   Deferred compensation..........................       (5,998)        (6,998)
   Common stock subscriptions.....................       (4,343)        (4,973)
                                                   ------------   ------------
     Total stockholders' equity...................       63,982         18,770
                                                   ------------   ------------
     Total Liabilities and Stockholders' Equity... $    973,640   $    733,895
                                                   ============   ============




          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                               Years Ended December 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------

OPERATING ACTIVITIES:
  Net earnings (loss)................. $    38,033   $    13,971   $  (193,738)
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided by operating activities:
    Depreciation and amortization.....      39,471        39,411        44,819
    Disposal of property..............       4,287         4,112         1,733
    Goodwill write-down...............           -             -        95,253
    Amortization of debt issuance
     costs and other..................       2,630         1,234           658
    Other amortization................         986         1,022           234
    Restructuring charges.............           -             -        75,000
    Deferred income taxes.............      (2,800)            -           500
  Changes in operating assets and
   liabilities:
    Inventories.......................       3,548        55,835        27,601
    Other current assets..............      (1,627)       22,724       (10,353)
    Accounts payable..................     107,288       (61,520)        2,794
    Restructuring reserve.............           -       (12,231)      (24,092)
    Other current liabilities.........      41,919        14,843        (6,767)
    Other assets......................        (492)       (1,483)         (590)
    Other long-term liabilities.......      (5,557)       (3,305)        3,637
                                       ------------  ------------  ------------
      Net cash provided by
       operating activities...........     227,686        74,613        16,689
                                       ------------  ------------  ------------

INVESTING ACTIVITIES:
  Capital expenditures................     (27,153)      (10,940)      (17,970)
  Sale/leasebacks and other
   property sales.....................           -             -        11,594
                                       ------------  ------------  ------------
      Net cash used in
       investing activities...........     (27,153)      (10,940)       (6,376)
                                       ------------  ------------  ------------

FINANCING ACTIVITIES:
  Increase (decrease) in
   outstanding checks in excess
   of cash balances...................     (12,061)       12,061       (69,321)
  Net borrowings (repayments)
   under revolver.....................           -      (272,000)      219,000
  Net proceeds from issuance of
   long-term debt.....................     144,317        49,500             -
  Principal payments on long-term
   debt...............................     (82,933)      (11,487)            -
  Proceeds from sale of common
   stock..............................       3,420           219            13
                                       ------------  ------------  ------------
       Net cash provided by (used
        in) financing activities......      52,743      (221,707)      149,692
                                       ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS.................     253,276      (158,034)      160,005

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR....................       3,942       161,976         1,971
                                       ------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR.......................... $   257,218   $     3,942   $   161,976
                                       ============  ============  ============

CASH PAID (RECEIVED) DURING
 THE YEAR FOR:
   Interest........................... $    24,517   $    33,035   $    31,677
   Income taxes, net..................         855       (22,908)        9,010


          See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)



                                                         Retained
                              Common Stock  Additional   Earnings                    Common         Total
                             --------------   Paid-in  (Accumulated   Deferred        Stock      Stockholders'
                             Shares  Amount   Capital    Deficit)   Compensation   Subscriptions    Equity
                             ------  ------  --------   ---------   ------------   -------------  ----------
January 1, 1996............  34,297  $  343  $254,350   $ (44,911)  $     (8,998)  $    (4,973)    $ 195,811
Net loss...................                              (193,738)                                  (193,738)
Stock options exercised and
   related tax benefit.....       5       -        13                                                     13
Amortization of deferred
   compensation and
   adjustment to fair
   market value of KSOP
   shares, net of tax......                      (467)                     1,000                         533
                             ------  ------  --------   ---------   ------------   -----------    ----------

December 31, 1996..........  34,302     343   253,896    (238,649)        (7,998)       (4,973)        2,619

Net earnings...............                                13,971                                     13,971
Stock options exercised and
   related tax benefit.....      71       1       275                                                    276
Issuance of warrants.......                       890                                                    890
Amortization of deferred
   compensation and
   adjustment to fair
   market value of KSOP
   shares, net of tax......                        14                      1,000                       1,014
                             ------  ------  --------   ---------   ------------   -----------    ----------

December 31, 1997..........  34,373     344   255,075    (224,678)        (6,998)       (4,973)       18,770

Net earnings...............                                38,033                                     38,033
Stock options exercised and
   related tax benefit.....     475       4     3,576                                                  3,580
Net proceeds from exercise
   of warrants.............   1,194      12       790                                                    802
Common stock subscriptions
   paid and related tax
   benefit.................                     1,176                                      630         1,806
Amortization of deferred
   compensation and
   adjustment to fair
   market value of KSOP
   shares, net of tax......                        (9)                     1,000                         991
                             ------  ------  --------   ---------   ------------   -----------    ----------

December 31, 1998..........  36,042  $  360  $260,608   $(186,645)  $     (5,998)  $    (4,343)   $   63,982
                             ======  ======  ========   =========   ============   ===========    ==========




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

         Business. The Company operates principally in the United States as a specialty retailer of home entertainment products, including prerecorded music, video sell-through, books, computer software and related products. The Company's stores operate under two principal strategies: (i) mall based music and video sell-through stores (the "Mall Stores"), operating under the principal trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as a single operating segment. At December 31, 1998, the store count included 1,101 Mall Stores and 231 Superstores, with 4.0 million total store square footage in Mall Stores and 4.3 million total store square footage in Superstores. The Company operated 1,346 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the Virgin Islands and the United Kingdom at December 31, 1998.

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

         Property. Buildings and improvements, store fixtures and other property are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of 10 years, which is generally equal to or less than the lease term. Accelerated depreciation methods are used for income tax purposes. When assets are sold or retired, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Depreciation and amortization expense for property was $39,459, $39,370 and $41,763 the years ended December 31, 1998, 1997 and 1996, respectively. In the event that facts and circumstances indicate that the carrying amount of property may not be recoverable, an evaluation would be performed using such factors as recent operating results, projected cash flows and management's plans for future operations.

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

         Derivative Instruments, Hedging Activities and Other Comprehensive Income. The Company holds no derivative instruments, engages in no hedging activities and has no significant items of other comprehensive income.

         Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year, increased by the effect of the assumed exercise of dilutive stock options and warrants. For purposes of earnings (loss) per share computations, shares of common stock under the Company's employee stock ownership plan, established in the third quarter of 1995, are not considered outstanding until they are committed to be released.

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

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


2.       Write-down of Goodwill

         Goodwill primarily resulted from the acquisition of MGI by MSC in a leveraged buyout in 1988, when nearly all of the Company's stores were mall based music stores. During 1995 and 1996, the music stores experienced sales declines which were a result of a general decrease in customer traffic in malls, an increase in high-volume, low-price non-mall superstores and a lack of strong music product releases. The Company updated its operating projections for the music stores in the fourth quarter of 1996 to reflect the effect of sales declines and competitive pricing. An analysis of the projected undiscounted future cash flows indicated impairment had occurred. A write-down of the remaining goodwill of $95,253 was recorded in December 1996 based on estimates of fair value of the music stores determined primarily from operating projections, future discounted cash flows and other significant market factors related to the Company. Goodwill amortization for the year ended December 31, 1996 was $3,005.

3.       Restructuring Charges

         During 1996, the Company recorded pretax restructuring charges of $75,000 for the estimated cost of programs designed to improve profitability and increase inventory turnover. The restructuring programs included the closing of the Company's distribution facility in Minneapolis, Minnesota, and 114 underperforming stores, including 79 Mall Stores and 35 Superstores. The Company closed 53 of these stores in 1996 and completed the restructuring programs in 1997 with the closing of the distribution facility and another 61 stores. The restructuring charges included $36,300 of cash payments, primarily related to payments to landlords for the early termination of operating leases and estimated legal and consulting fees, and $38,700 for non-cash charges related to write-downs of leasehold improvements and certain equipment, net of unamortized lease credits.

4.       Weighted Average Common Shares Outstanding

         A reconciliation of weighted average common shares used in the computation of basic and diluted earnings (loss) per common share is as follows:

                                                Years Ended December 31,
                                        ----------------------------------------
                                            1998          1997          1996
                                        ------------  ------------  ------------
         Weighted average common shares
          outstanding - basic..........   34,485,000    33,528,000    33,414,000

         Dilutive effect of stock
          options......................      856,000       299,000           N/A
         Dilutive effect of warrants...    1,105,000       342,000           N/A
                                        ------------  ------------  ------------
         Weighted average common shares
          outstanding - diluted........   36,446,000    34,169,000    33,414,000
                                        ============  ============  ============

         Antidilutive stock options....      831,000     1,803,000     2,681,000
                                        ============  ============  ============

         Antidilutive stock options outstanding during the years ended December 31, 1998 and 1997 had an exercise price greater than the average market price during the year. All stock options outstanding during the year ended December 31, 1996 were antidilutive due to the net loss.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


5.       Long-term Debt

         Long-term debt consists of the following:

                                                            December 31,
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------
         Revolver borrowings, variable rates.......   $         -    $         -
         Term loan, variable rate, 8.13% at
            December 31, 1997......................             -         50,000
         Mortgage notes payable, variable rates,
            8.24% to 8.37% at December 31, 1997....             -         33,087
         9% senior subordinated notes, unsecured,
            due 2003...............................       110,000        110,000
         9 7/8% senior subordinated notes,
            unsecured, due 2008....................       148,871              -
                                                     ------------   ------------
            Total long-term debt...................       258,871        193,087
         Less current maturities...................             -         26,657
                                                     ------------   ------------
            Long-term debt, net of current
             maturities............................   $   258,871    $   166,430
                                                     ============   ============

         The Company's bank credit agreement, as amended in April 1998, provides for a revolving credit facility and expires in October 1999. Borrowings under the revolving credit facility are available up to a maximum of the lesser of:
(i) 60% of eligible inventory or (ii) $182,000 through March 15, 1999 and $125,000 thereafter. The Company has pledged the common stock of certain of its wholly owned subsidiaries as collateral for borrowings under the revolving credit facility. Facility fees at an annual rate of up to 0.50% are assessed on the maximum credit amount available. During the years ended December 31, 1998, 1997 and 1996, the weighted average interest rates, excluding facility costs, on revolver borrowings were 7.78%, 7.37% and 6.98%, respectively, and total facility costs incurred were $1,099, $1,549 and $1,691, respectively.

         In April 1998, the Company completed an offering of $150,000 of 9 7/8% senior subordinated notes with an original issue discount of $1,183. The net proceeds to the Company from the offering, after discounts, commissions and other offering costs were $144,317 and were used to repay $32,076 of outstanding mortgage notes payable and $112,241 of outstanding revolver borrowings.

         The credit  agreement  contains  financial  covenants  related to fixed charge coverage, consolidated tangible net worth and debt to total capitalization, and covenants that limit additional indebtedness, liens, capital expenditures, investments, sales of assets and cash dividends. The indentures related to the senior subordinated notes also contain certain financial covenants. The Company was in compliance with all covenants at December 31, 1998.

         The Company has the option to redeem the senior subordinated notes prior to maturity at 103.375% of par on and after June 15, 1998 and thereafter at prices declining annually to 100% of par on and after June 15, 2001 for the 9% issue and at 104.938% of par on and after March 15, 2003 and thereafter at prices declining annually to 100% of par on and after March 15, 2006 for the 9 7/8% issue.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


6.       Income Taxes

         Income taxes consist of:

                                                Years Ended December 31,
                                         ---------------------------------------
                                            1998          1997          1996
                                         -----------   -----------   -----------
          Current:
             Federal...................  $   16,700    $      100    $  (18,300)
             State, local and other....       2,400           200        (1,400)
                                         -----------   -----------   -----------
                                             19,100           300       (19,700)
                                         -----------   -----------   -----------

          Deferred:
             Federal...................      (1,800)        1,400        (1,000)
             State, local and other....      (1,000)       (1,400)        1,500
                                         -----------   -----------   -----------
                                             (2,800)             -          500
                                         -----------   -----------   -----------
          Total income taxes...........  $   16,300    $      300    $  (19,200)
                                         ===========   ===========   ===========


         The Company's effective income tax rates differ from the federal statutory rate as follows:

                                                Years Ended December 31,
                                         ---------------------------------------
                                            1998          1997          1996
                                         -----------   -----------   -----------
          Federal statutory tax rate....     35.0%         35.0%        (35.0)%
          Goodwill amortization and
             write-down and other
             permanent differences......       .3           5.2          16.7
          State and local income taxes,
             net of federal benefit.....      1.7          (5.5)            -
          Valuation allowance...........     (7.0)        (32.6)          9.3
                                         -----------   -----------   -----------
             Effective income tax rate..     30.0%          2.1%         (9.0)%
                                         ===========   ===========   ===========

         Components of deferred income taxes are as follows:

                                                            December 31,
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------
         Net current deferred tax asset:
            Capitalized inventory costs...........   $     5,540    $     5,360
            Inventory valuation...................         9,609          8,266
            Compensation related..................         3,542          2,504
            Store closings........................         3,877          2,586
            Other accruals........................         2,388          2,303
            Other, net............................           644            681
                                                     ------------   ------------
         Total current deferred income taxes......        25,600         21,700
            Valuation allowance...................        (9,800)       (11,100)
                                                     ============   ============
         Net current deferred income taxes........   $    15,800    $    10,600
                                                     ============   ============

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


6.       Income Taxes (Continued)

                                                            December 31,
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------
         Net noncurrent deferred tax asset:
            Depreciation...........................  $   (12,453)   $   (15,263)
            Rent expense...........................       16,418         18,279
            Amortization of intangible assets......       (2,010)        (2,011)
            Net pension liability..................        1,042            960
            Other, net.............................          203            489
            Alternative minimum tax credits........            -          5,846
                                                     ------------   ------------
         Total noncurrent deferred income taxes....        3,200          8,300
            Valuation allowance....................       (3,200)        (5,900)
                                                     ============   ============
         Net noncurrent deferred income taxes......  $         -    $     2,400
                                                     ============   ============

         The Company's management believes it is more likely than not that the deferred income tax assets, net of valuation allowances, will be realized based on current income tax laws and assessments of taxable income within the carryback or carryforward periods for each year. However, the amount of deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

7.       Employee Benefit Plans

         The Company has a non-contributory, defined benefit pension plan covering certain employees. Retirement benefits are a function of both years of service and the level of compensation. The Company's funding policy is to make an annual contribution equal to or exceeding the minimum required by the Employee Retirement Income Security Act of 1974. Effective December 31, 1991, participation in the pension plan was frozen for employees hired on or after July 1, 1990. The Company has been evaluating on a year to year basis the continuation of benefit accruals under the pension plan. Accordingly, the projected benefit obligation approximated the accumulated benefit obligation at December 31, 1998 and 1997.

         In October 1998, the Company established a non-qualified, unfunded Supplemental Executive Retirement Plan ("SERP") to provide certain executives with pension benefits in excess of limits imposed by federal tax law. The annual benefit amount is a function of both years of service and the level of compensation. For the SERP in 1998, the benefit obligation at December 31 was $1,366 and pension expense was $136.

         The funded status of the pension plans and the related accrued pension cost, using a measurement date of September 30, are as follows:

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


7.       Employee Benefit Plans (Continued)

                                                               December 31,
                                                          ----------------------
                                                             1998         1997
                                                          ----------   ---------
          Change in benefit obligation:
             Benefit obligation at beginning of year..... $ 10,457     $  9,604
             Service cost................................      513          411
             Interest cost...............................      847          748
             Effect of assumption change.................    1,099          448
             Unrecognized prior service cost from
              inception of the SERP......................    1,366            -
             Actuarial loss..............................      175          257
             Benefits paid...............................     (526)      (1,011)
                                                          ---------    ---------
          Benefit obligation at end of year..............   13,931       10,457
                                                          ---------    ---------

          Change in plan assets:
             Fair value of plan assets at beginning
              of year....................................   10,925        9,468
             Actual return on plan assets................     (972)       2,468
             Employer contribution.......................      552            -
             Benefits paid...............................     (526)      (1,011)
                                                          ---------    ---------
          Fair value of plan assets at end of year.......    9,979       10,925
                                                          ---------    ---------

          Funded status..................................   (3,952)         468
             Unrecognized gains..........................      (22)      (3,209)
             Unrecognized prior service cost.............    1,278          (68)
                                                          ---------    ---------
          Accrued pension cost..........................  $ (2,696)    $ (2,809)
                                                          =========    =========

         The components of net pension expense are as follows:

                                                  Years Ended December 31,
                                            ------------------------------------
                                               1998          1997         1996
                                            -----------   ----------   ---------
         Service cost.....................  $     513     $    411     $    446
         Interest cost....................        847          748          715
         Expected return on plan assets...       (916)        (754)        (771)
         Amortization of prior service
          cost and gain...................         (6)          (5)          (5)
                                            -----------   ----------   ---------
            Net pension expense...........  $     438     $    400     $    385
                                            ===========   ==========   =========

         Assumptions used in computing pension data are as follows:

                                                                   December 31,
                                                                 ---------------
                                                                  1998     1997
                                                                 -------  ------
          Discount rate for benefit obligations.................. 7.00%    7.50%
          Expected long-term rate of return on plan assets....... 8.50     8.50
          Rate of compensation increase for the SERP obligation.. 5.50        -

         The Company established a defined contribution plan in 1992 for employees not covered by the pension plan. The Company has a 401(k) plan, which is based on contributions made through payroll deductions and partially matched by the Company, covering substantially all employees. The

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


7.       Employee Benefit Plans (Continued)

Company's matching contribution to the 401(k) plan is paid in stock of MSC under an employee stock ownership plan ("KSOP"). The Company may also, at its discretion, make a supplemental cash matching contribution. In 1995, to establish the KSOP, the Company made a loan to the KSOP trust for the purchase of 1,042,900 shares of the Company's common stock in the open market. In exchange, the Company received a note, the balance of which is recorded as deferred compensation and is reflected as a reduction of stockholders' equity. The Company recognizes compensation expense during the period the match is earned equal to the expected market value of the shares to be released to settle the match liability. The number of KSOP shares committed to be released was 104,290 at December 31, 1998 and 1997. At December 31, 1998 and 1997, the number of shares held in suspense was 625,740 and 730,030, respectively, and the market value of the shares held in suspense was $9,621 and $5,338, respectively.

         Expenses for the defined contribution and 401(k) plans for the years ended December 31, 1998, 1997 and 1996 totaled $1,332, $1,749 and $354, respectively. Expenses for postemployment benefits were not material. The Company does not offer or provide postretirement benefits other than pensions to its employees.

8.       Stock Plans

         The Company's stock plans authorize the grant of stock options and other stock awards to officers, other employees and outside directors. Stock options are generally exercisable over a period not to exceed 10 years after the grant date. As stock options have been granted at exercise prices not less than the fair market value of the Company's common stock on the date of the grant, no compensation expense has been recognized. No other awards have been granted under the stock plans.

         Stock option activity is as follows:

                           1998                 1997                1996
                   --------------------  -------------------  ------------------
                                Weighted            Weighted            Weighted
                                Average             Average             Average
                                Exercise            Exercise            Exercise
                     Shares      Price     Shares    Price     Shares    Price
                   -----------  -------  ---------- --------  --------- --------
Outstanding at
  beginning of
  year............  2,935,908   $ 6.20   2,681,294   $7.33   1,892,984   $ 10.52
Granted...........  1,193,775    13.65     734,650    3.16   1,023,973      2.30
Exercised.........   (475,292)    4.19     (70,636)   3.10      (5,000)     2.50
Canceled..........   (140,977)    9.57    (409,400)   8.67    (230,663)    11.26
                   -----------          -----------          ----------
Outstanding at
  end of year.....  3,513,414     8.86   2,935,908    6.20   2,681,294      7.33
                   ===========          ===========          ==========
Options
  exercisable
  at year end.....    955,997            1,084,642           1,003,916
                   ===========          ===========          ==========
Options
  available for
  future grant....    966,052              341,500             666,750
                   ===========          ===========          ==========

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


8.       Stock Plans (Continued)

         Stock options outstanding and exercisable at December 31, 1998 are as follows:
                                                              Stock Options
                             Stock Options Outstanding         Exercisable
                           ------------------------------  ---------------------
                                      Weighted
                                       Average
                                      Remaining  Weighted              Weighted
                                     Contractual  Average               Average
                             Number     Life     Exercise    Number    Exercise
Range of Exercise Prices   Outstanding (Years)    Price    Exercisable   Price
-------------------------  ----------- -------   --------  -----------  --------
$ 1.5000 to $ 2.5625.....    993,888     7.8     $ 1.956     111,008     $ 2.448
  3.0000 to   4.5000.....    345,616     5.6       3.566     194,952       3.988
  6.0625 to  10.3125.....    460,710     7.8       7.052     133,270       7.932
 11.1875 to  14.8125.....    832,500     6.9      12.593     376,567      13.801
 15.0625 to  21.7500.....    880,700     8.8      16.128     140,200      21.750
                           ---------                        --------
                           3,513,414                         955,997
                           =========                        ========

         Pro forma data using the fair value of stock options is as follows:

                            1998             1997                 1996
                     ------------------ ----------------  ----------------------
                        As       Pro       As      Pro        As          Pro
                     Reported   Forma   Reported  Forma    Reported      Forma
                     --------- -------- -------- -------  ----------  ----------

Net earnings (loss).. $38,033  $37,002  $13,971  $13,168  $(193,738)  $(194,394)
Earnings(loss) per
 common share:
         Basic....... $  1.10  $  1.07  $   .42  $   .39  $   (5.80)  $   (5.82)
         Diluted.....    1.04     1.02      .41      .39      (5.80)      (5.82)

         The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model. The pro forma data may not be representative of the effects on net earnings in future years because pro forma compensation expense related to grants made prior to 1996 is not considered, stock options vest over several years and additional stock options may be granted in the future.

         Fair value and assumptions were as follows:

                                         1998          1997          1996
                                      -----------   -----------   -----------

Weighted average fair value of
 options granted.....................      $9.53         $2.00         $1.32
Risk-free interest rate..............       5.2%          6.3%          6.2%
Expected stock price volatility......        69%           56%           49%
Expected dividend yield..............         -             -             -
Expected life of stock options.......   7 years       7 years       7 years

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


9.       Common Stock

         On August 25, 1988, certain members of current and former management of the Company purchased common stock with restrictions ("Restricted Stock") at $0.0025 per share. Although holders of Restricted Stock have voting and dividend rights, no Restricted Stock is transferable until the holder has paid the Company the balance of the subscription price of $2.4975 or $4.4975 per share. After August 25, 2003, the Company may, at its option, buy back the outstanding shares of Restricted Stock for $0.0025 per share. At December 31, 1998 and 1997, the amount of subscriptions due for Restricted Stock outstanding of 1,740,204 shares and 1,991,308 shares, respectively, is reflected as a reduction of stockholders' equity.

         In connection with the term loan agreement completed in June 1997, the Company issued warrants for the purchase of 1,822,087.16 shares of common stock at $1.5625 per share. The warrants can be traded, are exercisable over a period of five years and expire in 2002. The fair value of the warrants at the time of issuance of $890 was recorded as additional debt issuance costs and an increase to additional paid-in capital. During 1998, 1,194,050 shares of common stock were issued in connection with the exercise of warrants and 84,660.70 warrants were canceled for cashless exercises and fractional shares. At December 31, 1998, 543,376.46 warrants remained outstanding.

10.      Preferred Stock Purchase Rights

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

11.      Commitments

         Most of the Company's retail stores are under operating leases with various remaining terms through 2016. The leases have noncancelable terms that generally range from three to 20 years and many include renewal options for additional periods. Certain store leases provide the Company with an early cancellation option if sales for a designated period do not reach a specified level as defined in the lease. Most of the store leases contain escalation clauses and require payment of real estate taxes, utilities,

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


11.      Commitments (Continued)

common area maintenance costs and contingent rentals based on percentages of sales in excess of specified minimums. Certain store leases contain provisions restricting assignment, merger, change of control or transfer. The Company also leases certain office and storage facilities, store fixtures and equipment, computers and automobiles under operating leases.

         Future minimum payments under operating leases with noncancelable terms in excess of one year at December 31, 1998 are: 1999, $129,454; 2000, $119,102;
2001, $91,361; 2002, $77,652; 2003, $61,858 and thereafter, $226,521.

         Total rent expense consists of the following:

                                                 Years Ended December 31,
                                         ---------------------------------------
                                            1998          1997          1996
                                         -----------   -----------   -----------
         Minimum cash rents............  $  149,432    $  152,343    $  166,308
         Straight-line recognition of
            leases with scheduled
            rent increases.............      (2,676)         (910)        3,152
         Percentage rents..............       2,169         2,143         1,733
                                         -----------   -----------   -----------
            Total rent expense.........  $  148,925    $  153,576    $  171,193
                                         ===========   ===========   ===========

12.      Litigation

         The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

13.      Related Party Transactions

         Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), a wholly owned subsidiary of Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), acts as a market maker for the Company's senior subordinated notes. A Managing Director of DLJSC is a member of the Company's board of directors. In 1998, DLJSC received compensation as underwriter of approximately $2,322 in connection with the Company's offering of the 9 7/8% senior subordinated notes. DLJ and certain of its affiliates, excluding DLJ employees, owned approximately 6.9% of the Company's common stock at December 31, 1996. During 1997, DLJ sold its ownership in the Company's common stock.

14.      Fair Value of Financial Instruments

         The carrying amounts reported in the consolidated balance sheets at December 31, 1998 and 1997 for cash and cash equivalents, other current assets, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. As the interest rates on the term loan and mortgage notes payable were reset monthly based on current market rates and the debt was secured, the carrying amounts approximated fair value at December 31, 1997. The fair value of the 9% senior subordinated notes at December 31, 1998 and 1997, based on the last quoted prices on those dates, was $104,885 and $101,750, respectively, versus the carrying amount

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


14.      Fair Value of Financial Instruments (Continued)

of $110,000. The fair value of the 9 7/8% senior subordinated notes at December 31, 1998, based on the last quoted price on that date, was $139,860, versus the carrying amount of $148,871.

15.      Supplemental Balance Sheet Information

         Property consists of the following, at cost:

                                                           December 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
         Land and land improvements...............  $    10,003    $    10,003
         Buildings................................       32,242         32,055
         Leasehold improvements...................      237,596        231,831
         Store fixtures and other property........      157,508        149,973
                                                    ------------   ------------
                                                        437,349        423,862
         Less accumulated depreciation and
           amortization...........................     (203,925)      (173,841)
                                                    ------------   ------------
             Property, net........................  $   233,424    $   250,021
                                                    ============   ============


         Other current liabilities consist of the following:

                                                           December 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
         Payroll and related taxes and benefits...  $    29,003    $    24,963
         Gift certificates payable................       46,384         38,224
         Sales taxes payable......................       19,823         18,764
         Accrued store expenses and other.........       39,559         29,207
         Income taxes payable.....................       19,974          4,502
                                                    ------------   ------------
              Total other current liabilities.....  $   154,743    $   115,660
                                                    ============   ============

         Other long-term liabilities consist of the following:

                                                           December 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
         Straight-line recognition of leases with
          scheduled rent increases................  $    29,193    $    32,457
         Deferred rent credits....................       11,165         12,508
         Other....................................        3,276          4,230
                                                    ------------   ------------
              Total other long-term liabilities...  $    43,634    $    49,195
                                                    ============   ============

16.      Supplemental Cash Flow Information

         The land, building and certain equipment related to the Company's distribution facility in Franklin, Indiana, and the land, buildings and certain fixtures related to three of the Company's Media Play stores were financed under operating leases with special purpose entities that had been formed for the purpose of purchasing the land, equipment and fixtures and constructing the facilities using secured

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


16.      Supplemental Cash Flow Information (Continued)

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

17.      Quarterly Financial Data (Unaudited)


                                              Basic   Diluted
                                             Earnings Earnings
                                              (Loss)   (Loss)
                                     Net       per      per   Common Stock Price
                          Gross    Earnings   Common   Common ------------------
              Sales       Profit    (Loss)    Share    Share    High       Low
            ----------  ---------  --------- --------  ------ ---------- -------
  1998:
  First.... $  392,405  $ 136,753  $ (3,551)  $(0.11)  $(0.11) $12 1/16  $6 1/2
  Second...    367,203    135,805    (4,662)   (0.14)   (0.14)  15 1/8    9 7/8
  Third....    387,368    137,795    (3,779)   (0.11)   (0.11)  16 3/16   9 1/8
  Fourth...    699,906    245,947    50,025     1.42     1.36   18        8 1/2
            ----------  ---------  --------- --------  -------
    Total.. $1,846,882  $ 656,300  $ 38,033   $ 1.10   $ 1.04
            ==========  =========  ========= ========  =======

  1997:
  First.... $  376,080  $ 126,463  $(20,983)  $(0.63)  $(0.63) $ 1 3/4   $ 11/16
  Second...    342,746    120,428   (18,325)   (0.55)   (0.55)   2 7/8     15/16
  Third....    373,283    129,070   (12,384)   (0.37)   (0.37)   8 1/4    2 1/4
  Fourth...    676,203    238,868    65,663     1.95     1.89    8 1/2    4 5/8
            ----------  ---------  --------- --------  -------
    Total.. $1,768,312  $ 614,829  $ 13,971   $  .42   $  .41
            ==========  =========  =-======= ========  =======

         The totals of basic and diluted earnings (loss) per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings (loss) per common share are calculated independently for each quarter.

                                  EXHIBIT INDEX

         The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1998.

  Exhibit                                                             Sequential
    No.                          Description                           Page No.
 -------      -------------------------------------------------------  ---------
    3.1    -  Restated Certificate of Incorporation of MSC, as amended       [i]
    3.2    -  By-laws of MSC, as amended                                  [xvii]
    4.1(a) -  Senior  Subordinated  Note  Indenture,  including form of Note, dated as  of June  15,  1993  among  MGI,  MSC
              and Bank One Columbus, N.A. as Successor Trustee to
              Harris Trust and Savings Bank                                 [ii]
    4.1(b) -  First  Supplemental  Indenture  dated  as of June 13,
              1997 to the Senior Subordinated Note Indenture              [xiii]
    4.2(a) -  Credit Agreement dated as of October 7, 1994 (the "Credit
              Agreement") among MGI, MSC, the banks listed  therein and
              Morgan  Guaranty Trust Company of New York, as agent         [iii]
    4.2(b) -  Amendment No. 1 dated as of February 28, 1995 to the
              Credit Agreement                                             [vii]
    4.2(c) -  Amendment No. 2 dated as of April 9, 1996 to the Credit
              Agreement                                                     [ix]
    4.2(d) -  Amendment No. 3 dated as of October 18, 1996 to the
              Credit Agreement                                               [x]
    4.2(e) -  Waivers and Agreements under Credit Agreement dated as
              of March 7, 1997 to the Credit Agreement                      [xi]
    4.2(f) -  Waivers and Agreements under Credit Agreement dated as
              of May 19, 1997 to the Credit Agreement                     [xiii]
    4.2(g) -  Amendment No. 4 and Waiver dated as of June 16, 1997
              to the Credit Agreement                                     [xiii]
    4.2(h) -  Amendment No. 5 dated as of March 17, 1998 to the Credit
              Agreement                                                    [xvi]
    4.3(a) -  Term Loan  Agreement  dated as of June 16, 1997 (the
              "Term Loan") among MGI, MSC, the banks listed therein
              and Morgan Guaranty Trust Company of New York, as agent     [xiii]
    4.3(b) -  Security  Agreement dated as of June 16, 1997
              among MGI and the subsidiaries listed therein, the
              Debtors listed therein, and Morgan Guaranty Trust
              Company of New York, as agent                               [xiii]
    4.3(c) -  Warrant and Registration Rights Agreement dated as of
              June 16, 1997 among MSC and the Investors listed therein    [xiii]
    4.4    -  Rights Agreement dated as of March 14, 1995, between MSC and Norwest Bank Minnesota, National Association, as
              Rights Agent                                                 [iv]
    4.5(a) -  Indenture including Form of Note dated as of April 6, 1998 between MGI, as Issuer, MSC, as Guarantor, and Bank One,
              N.A., as Trustee                                             [xiv]
    4.5(b) -  Registration Rights Agreement dated as of April 6, 1998 by and among MGI, MSC, as Guarantor, and Donaldson,
              Lufkin & Jenrette Securities Corporation, BT Alex Brown
              Incorporated, and NationsBanc Montgomery Securities LLC,
              as Initial Purchasers                                        [xiv]
  *10.1(a) -  Subscription Agreement among MSC and the Management
              Investors                                                      [v]
  *10.1(b) -  Form of amendment to Management Subscription Agreement         [i]
  *10.2    -  Form of Registration Rights Agreement among MSC, DLJ and
              the Management Investors                                      [vi]
  *10.3    -  1988 Stock Option Plan, as amended                             [i]
  *10.4    -  Stock Option Plan for Unaffiliated Directors of MSC, as
              amended                                                     [xiii]
  *10.5    -  1992 Stock Option Plan                                         [i]

 Exhibit                                                              Sequential
   No.                           Description                            Page No.
 -------   ---------------------------------------------------------  ----------
*10.6    - Musicland Stores Corporation 1994 Employee Stock Option
           Plan                                                            [vii]
*10.7    - Musicland Stores Corporation 1998 Stock Incentive Plan          [xvi]
*10.8    - Management Incentive Plan dated as of January 1, 1998            [xv]
*10.9(a) - Long Term Incentive Plan dated as of January 1, 1996             [xi]
*10.9(b) - Long Term Incentive Plan dated as of January 1, 1998             [xv]
*10.10   - Executive Officer Salary Continuation Plan dated as of
           March 10, 1997                                                  [xii]
*10.11   - The Musicland Group, Inc. Supplemental Executive
           Retirement Plan adopted as of October 26, 1998                    ---
*10.12(a)- Employment Agreement with Mr. Eugster                             [v]
*10.12(b)- Form of amendment to Employment Agreement with Mr. Eugster        [i]
*10.12(c)- Amendment No. 2 to Employment Agreement with Mr. Eugster       [viii]
*10.13(a)- Change of Control Agreement with Mr. Eugster                      [v]
*10.13(b)- Form of amendment to Change of Control Agreement with Mr.
           Eugster                                                           [i]
*10.13(c)- Amendment No. 2 to Change of Control Agreement with Mr.
           Eugster                                                        [viii]
*10.13(d)- Amendment No. 3 to Change of Control Agreement with Mr.
           Eugster                                                          [xi]
*10.14   - Form of Executive Severance Agreement with Mr. Wachsman          [xi]
*10.15   - Change of Control Agreement with Mr. Wachsman                   [xii]
*10.16(a)- Form of Employment Agreement with Messrs. Benson and Ross         [v]
*10.16(b)- Amendment to Employment Agreement with Mr. Benson                [xi]
*10.16(c)- Amendment to Employment Agreement with Mr. Ross                  [xi]
*10.17(a)- Change of Control Agreement with Messrs. Benson and Ross          [v]
*10.17(b)- Amendment No. 1 to Change of Control Agreement with Mr.
           Benson                                                           [xi]
*10.17(c)- Amendment No. 1 to Change of Control Agreement with Mr. Ross     [xi]
 11      - Statement re computation of per share earnings                [xviii]
 21      - Subsidiaries of MSC                                               ---
 23      - Consent of Arthur Andersen LLP                                    ---
 27      - Financial Data Schedules                                          ---
 99      - Form 11-K for The Musicland Group's Capital Accumulation Plan   [xix]
----------------------------------------

    [i] Incorporated by reference to MSC's Form S-1 Registration Statement covering common stock initially filed with the Commission on July 6, 1990 (Commission File No. 33-35774).

   [ii] Incorporated by reference to MGI's Registration Statement covering 9% Senior Subordinated Notes initially filed with the Commission on May 19, 1993 (Commission File No. 33-62928).

  [iii] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 filed with the Commission on November 11, 1994 (Commission File No. 1-11014).

   [iv] Incorporated by reference to MSC's Form 8-A Exchange Act Registration Statement covering Preferred Share Purchase Rights filed with the Commission on March 16, 1995.

    [v] Incorporated by reference to MSC's Form S-1 Registration Statement covering Senior Subordinated Notes initially filed with the Commission on May 20, 1988 (Commission File No. 33-22058).

   [vi] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission on March 25, 1994 (Commission File No. 1-11014).

  [vii] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 27, 1995 (Commission File No. 1-11014).

 [viii] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on April 12, 1996 (Commission File No. 1-11014).

   [ix] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 filed with the Commission on May 10, 1996 (Commission File No. 1-11014).

    [x] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 filed with the Commission on November 13, 1996 (Commission File No. 1-11014).

   [xi] Incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on April 11, 1997 (Commission File No. 1-11014).

  [xii] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 filed with the Commission on May 14, 1997 (Commission File No. 1-11014).

 [xiii] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 filed with the Commission on August 13, 1997 (Commission File No. 1-11014).

  [xiv] Incorporated by reference to MGI's Registration Statement on Form S-4 covering 9 7/8% Senior Subordinated Notes initially filed with the Commission on April 24, 1998 (Commission File No. 333-50951).

   [xv] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 filed with the Commission on May 12, 1998 (Commission File No. 1-11014).

  [xvi] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed with the Commission on August 12, 1998 (Commission File No. 1-11014).

 [xvii] Incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Commission on November 13, 1998 (Commission File No. 1-11014).

[xviii] The requirements of this exhibit are met by Note 1 and Note 4 of Notes to Consolidated Financial Statements.

  [xix]  To be filed by amendment.

*        Indicates  Management  Contract  or  Compensatory  Plan  or   Agreement
         required to be filed as an Exhibit to this form.