Form 10-Q
period 1999-03-31
MUSICLAND STORES CORP
filed 1999-05-13
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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
         The number of shares outstanding of the Registrant's common stock as of April 27, 1999 was 36,069,891 shares.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                             Page


             Item 1.  Financial Statements.


                      Consolidated Statements of Earnings                     3

                      Consolidated Balance Sheets                             4

                      Consolidated Statements of Cash Flows                   5

                      Notes to Consolidated Financial Statements              6

                      Report of Independent Public Accountants                8


             Item 2.  Management's Discussion and Analysis of Results
                      of Operations and Financial Condition.                  9

             Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                            13


PART II - OTHER INFORMATION


             Item 6.  Exhibits and Reports on Form 8-K.                      14

             Signature                                                       15

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (In thousands, except per share amounts)



                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1999           1998
                                                        ---------     ---------

Sales .............................................     $ 401,797     $ 392,405
Cost of sales .....................................       258,220       255,652
                                                        ---------     ---------

   Gross profit ...................................       143,577       136,753

Selling, general and administrative expenses ......       126,395       125,067
Depreciation and amortization .....................         9,810         9,827
                                                        ---------     ---------

   Operating income ...............................         7,372         1,859

Interest expense ..................................         5,409         6,932
                                                        ---------     ---------

   Earnings (loss) before income taxes ............         1,963        (5,073)

Income taxes ......................................           589        (1,522)
                                                        ---------     ---------

   Net earnings (loss) ............................     $   1,374     $  (3,551)
                                                        =========     =========

Basis earnings (loss) per common share ............     $    0.04     $   (0.11)
                                                        =========     =========

Diluted earnings (loss) per common share ..........     $    0.04     $   (0.11)
                                                        =========     =========


          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)



                                                    March 31,
                                            ----------------------- December 31,
                                               1999         1998        1998
                                            -----------  ----------  -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents..............  $   55,856   $   8,852   $  257,218
   Inventories............................     405,868     423,940      446,710
   Deferred income taxes..................      16,012      10,600       15,800
   Other current assets...................       8,176       7,849       10,395
                                            -----------  ----------  -----------
     Total current assets.................     485,912     451,241      730,123

Property, at cost.........................     435,050     424,122      437,349
Accumulated depreciation and
 amortization.............................    (207,338)   (182,187)    (203,925)
                                            -----------  ----------  -----------
   Property, net..........................     227,712     241,935      233,424

Deferred income taxes.....................           -       2,400            -
Other assets..............................       9,535       7,416       10,093
                                            -----------  ----------  -----------

     Total Assets.........................  $  723,159   $ 702,992   $  973,640
                                            ===========  ==========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt...  $        -   $  50,800   $        -
   Accounts payable.......................     258,997     226,705      452,410
   Other current liabilities..............      96,637      78,903      154,743
                                            -----------  ----------  -----------
     Total current liabilities............     355,634     356,408      607,153

Long-term debt............................     258,890     282,417      258,871
Other long-term liabilities...............      42,627      48,023       43,634

Stockholders' equity:
   Preferred stock ($.01 par value;
      shares authorized:  5,000,000;
      shares issued and outstanding:
      none)...............................           -           -            -
   Common stock ($.01 par value; shares
      authorized:  75,000,000; shares
      issued and outstanding:  March 31,
      1999, 36,065,705; December 31,1998,
      36,041,934;  March 31, 1998,
      34,489,174).........................         361         345          360
   Additional paid-in capital.............     260,970     255,750      260,608
   Accumulated deficit....................    (185,271)   (228,229)    (186,645)
   Deferred compensation..................      (5,749)     (6,749)      (5,998)
   Common stock subscriptions.............      (4,303)     (4,973)      (4,343)
                                            -----------  ----------  -----------
     Total stockholders' equity...........      66,008      16,144       63,982
                                            -----------  ----------  -----------

     Total Liabilities and Stockholders'
      Equity..............................  $  723,159   $ 702,992   $  973,640
                                            ===========  ==========  ===========


          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
OPERATING ACTIVITIES:
  Net earnings (loss).............................. $     1,374     $   (3,551)
  Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
    Depreciation and amortization..................      10,652         10,646
    Disposal of property...........................       1,543            684
    Deferred income taxes..........................        (212)             -
  Changes in operating assets and liabilities:
    Inventories....................................      40,842         26,318
    Other current assets...........................       2,219            919
    Accounts payable...............................    (193,413)      (118,417)
    Other current liabilities......................     (58,004)       (36,512)
    Other assets...................................         164            (85)
    Other long-term liabilities....................      (1,007)        (1,166)
                                                    ------------    ------------
     Net cash used in operating activities.........    (195,842)      (121,164)
                                                    ------------    ------------
INVESTING ACTIVITIES:
  Capital expenditures.............................      (5,640)        (2,426)
                                                    ------------    ------------
FINANCING ACTIVITIES:
  Increase (decrease) in outstanding checks in
   excess of cash balances.........................           -        (12,061)
  Borrowings under revolver........................           -        141,000
  Principal payments on long-term debt.............           -           (857)
  Proceeds from sale of common stock...............         120            418
                                                    ------------    ------------
    Net cash provided by financing activities.....          120        128,500
                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................    (201,362)         4,910

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD............................................     257,218          3,942
                                                    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........  $   55,856     $    8,852
                                                    ============    ============

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest........................................  $    7,746     $    3,441
   Income taxes, net...............................      15,011           (125)



          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (In thousands)


1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC") and its wholly-owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly-owned subsidiaries, after elimination of all material intercompany balances and transactions. MSC and MGI are collectively referred to as the "Company." The Company operates principally in the United States as a specialty retailer of home entertainment products, including prerecorded music, video sell-through, books, computer software and related products. The Company's stores operate under two principal strategies:
(i) mall based music and video sell-through stores (the "Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as a single operating industry segment.

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

2.       Income Taxes

         The effective income tax rates for the three months ended March 31, 1999 and 1998 were based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

3.       Weighted Average Common Shares Outstanding

         A reconciliation of weighted average common shares used in the computation of basic and diluted earnings (loss) per common share is as follows:

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
         Weighted average common shares
          outstanding - basic....................         35,443        33,727

         Dilutive effect of stock options........            746           N/A
         Dilutive effect of warrants.............            470           N/A
                                                     ------------  ------------
         Weighted average common shares
          outstanding - diluted..................         36,659        33,727
                                                     ============  ============
         Antidilutive stock options..............          1,325           744
                                                     ============  ============

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                                 (In thousands)


3.       Weighted Average Common Shares Outstanding (Continued)

         Antidilutive stock options outstanding during the three months ended March 31, 1999 had an exercise price greater than the average market price during the period. All stock options and warrants outstanding during the three months ended March 31, 1998 were antidilutive due to the net loss.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of March 31,
1999 and 1998, and the related consolidated statements of earnings and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Musicland Stores Corporation and Subsidiaries as of December 31, 1998, and, in our report dated January 18, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                        ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
April 27, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

         The Company's stores operate in one segment under two principal strategies: (i) mall based music and video sell-through stores (the "Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores (the "Superstores"), operating under the trade names Media Play and On Cue. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as a single operating segment. The following table presents certain unaudited sales and store data for the periods indicated.


                                       Three Months Ended March 31,
                         -------------------------------------------------------
                                                              Percent of Total
                                                  Percent    -------------------
                           1999        1998     Incr.(Decr.)   1999       1998
                         -------     -------    -----------  --------   --------
                                    (Dollars and square footage in millions)

Sales:
    Mall Stores........  $ 257.2     $ 256.6        0.3 %      64.0%       65.4%
    Superstores........    143.5       133.4        7.5        35.7        34.0
      Total (1)........    401.8       392.4        2.4       100.0       100.0

Comparable store
 sales increase:
    Mall Stores........     1.9%        9.6%        N/A         N/A         N/A
    Superstores........     6.3         7.6         N/A         N/A         N/A
      Total (1)........     3.4         8.9         N/A         N/A         N/A

Number of stores
 open at end of
 period:
    Mall Stores........   1,095       1,110        (1.4)%      82.5%       82.2%
    Superstores........     231         224         3.1        17.4        16.6
      Total (1)........   1,327       1,350        (1.7)      100.0       100.0

Total store square
 footage at end of
 period:
    Mall Stores........     4.0         4.0        (0.1)%      48.2%       48.4%
    Superstores........     4.3         4.2         1.4        51.8        51.1
      Total (1)........     8.2         8.2         0.2       100.0       100.0

 --------------------------------------------------------
 (1) The totals include other retail strategies.

         Net earnings for the first quarter of 1999 improved to $1.4 million, or $0.04 per share, compared with a net loss of $3.6 million, or $0.11 per share for the first quarter of 1998. The earnings improvement resulted primarily from comparable store sales increases, gross margin improvements and a decrease in interest expense.

         Sales. The increases in total sales for the three months ended March 31, 1999 were attributable primarily to the comparable store sales increases, as shown in the table above. The comparable store sales increases in 1999 were achieved on top of strong comparable store sales increases in 1998, which were led by the soundtrack from the movie "Titanic." The Easter holiday fell in the second calendar quarter in both 1999 and 1998. The following table shows the comparable store sales percentage increase attributable to the Company's two principal product categories for each period.

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                     1999             1998
                                                --------------   --------------

         Music................................          1.2 %           11.8 %
         Video................................          3.0              3.7

         The sales growth in video was led by the continued momentum of DVD sales, which rose to 19% of total video sales in the first three months of 1999 compared with 9% of total video sales for the first three months of 1998. In addition to the sales increases in music and video, which account for approximately 80% of the Company's total sales, the video game and electronics product categories also had significant sales gains in 1999.

         Gross Profit. Gross profit as a percentage of sales was 35.7% in the first quarter of 1999 compared with 34.8% in the first quarter of 1998, an increase of 0.9%. Most of the gross margin improvement in 1999 was attributable to less promotional pricing and, to a lesser extent, the cumulative effect of selective price increases beginning in the second half of 1997 and continuing through the first quarter of 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales were 31.5% in the first quarter of 1999 compared with 31.9% in the first quarter of 1998, a decrease of 0.4%. The percentage rate decrease resulted primarily from the comparable store sales increases previously discussed. Selling, general and administrative expenses in the first quarter of 1999 increased $1.3 million from the first quarter of 1998, reflecting the impact of annual increases in payroll and occupancy costs and current market lease rates for new stores and lease renewals.

         Depreciation and Amortization. Depreciation and amortization in the first quarter of 1999 was comparable to the prior year period. Increases to depreciation and amortization resulting from new stores and other capital expenditures were offset by decreases to depreciation and amortization resulting from store closings.

         Interest Expense. Interest expense in the first quarter of 1999 was net of interest income of $1.5 million, resulting from higher cash balances during the period and accounting for the decrease in interest expense from the first quarter of 1998. The increase to interest expense from the 9 7/8% senior subordinated notes issued in April 1998 was offset by decreases to interest expense resulting from the repayment of the term loan and mortgage notes payable in 1998 and no revolver borrowing activity during the first three months of 1999. See "Liquidity and Capital Resources."

         Income Taxes. The effective income tax rates for the three months ended March 31, 1999 and 1998 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

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

         The Company's financial position has strengthened in recent years as a result of improvements in results of operations and the completion in April 1998 of an offering of $150 million of 9 7/8% senior subordinated notes due in 2008. The net proceeds to the Company from the offering, after discounts, commissions and other offering expenses, were $144.3 million. The Company used $32.1 million of the net proceeds to repay all of the outstanding mortgage notes payable and the remaining $112.2 million of net proceeds and $0.8 million of additional cash to repay outstanding revolver borrowings. The $50 million term loan was repaid in December 1998. At March 31, 1999 and December 31, 1998, the Company had no outstanding revolver borrowings and had cash and cash equivalents of $55.9 million and $257.2 million, respectively. Borrowings under the revolving credit facility are available up to a maximum of the lesser of (i) 60% of eligible inventory or (ii) $125 million through the expiration of the credit agreement in October 1999. Management expects that internally generated cash will be the Company's primary source of capital in 1999. See "- Financing Activities."

         The credit agreement contains financial covenants and covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. The indentures related to the 9% and 9 7/8% senior subordinated notes also contain certain covenants, including restrictions on the ability of the Company to make certain payments, to incur additional indebtedness and to issue certain types of preferred stock. The Company was in compliance with all covenants at March 31, 1999.

         Operating Activities. Net cash used in operating activities (including in 1998 the decrease in outstanding checks in excess of cash balances which primarily relate to vendor payments) during the three months ended March 31, 1999 and 1998 was $195.8 million and $133.2 million, respectively. The reduction in accounts payable, the most significant use of cash in each period, reflects the effect of inventory purchases for the Christmas season typically due near the beginning of the following year as well as nonseasonal inventory purchases on normal credit terms. Cash used for inventory related activities, as reflected by the aggregate net changes in inventories, accounts payable and outstanding checks in excess of cash balances, was $152.6 million in 1999 compared with $104.2 million in 1998. The Company made income tax payments, net of refunds, of $15.0 million in 1999 and received income tax refunds, net of payments, of $0.1 million in 1998. Other changes in operating assets and liabilities are primarily related to the seasonal nature of the business and also reflect the effect of store closings.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:

                                  Three Months Ended     Twelve Months Ended
                                       March 31,               March 31,
                                 ---------------------  ----------------------
                                    1999       1998        1999       1998
                                 ---------   ---------  ---------- -----------
Openings:
     Mall Stores................       2           -           9           2
     Superstores................       -           -           7           1
       Total (1)................       2           -          16           3
Closings:
     Mall Stores................      (8)        (12)        (24)        (39)
     Superstores................       -          (1)          -          (1)
       Total (1)................     (21)        (13)        (39)        (45)
Net increase (decrease):
     Mall Stores................      (6)        (12)        (15)        (37)
     Superstores................       -          (1)          7           -
       Total (1)................     (19)        (13)        (23)        (42)

------------------------------------------------------
(1) The totals include other retail strategies.

         The Company plans to add approximately 50 new stores in 1999. On Cue and Media Play stores will account for the majority of the total new store square footage and store count. In addition to store expansion, the Company also plans to make upgrades to existing stores and to develop four e-commerce sites targeted for launch in June of 1999. Capital expenditures in 1999 for these programs and other capital projects are expected to be approximately $45 million. Management expects that these capital expenditures will be financed primarily by internally generated cash. The Company will continue to assess the profitability of its stores and will close a limited number of underperforming stores in the coming years, if the closings can be accomplished economically. Most of the Company's capital expenditures in 1998 related to the remodeling, relocation and general upkeep of existing stores.

         Financing Activities. Cash provided by financing activities (excluding in 1998 the decrease in outstanding checks in excess of cash balances which relate to vendor payments) was $0.1 million and $140.6 million during the three months ended March 31, 1999 and 1998, respectively. The Company's primary source of financing for the three months ended March 31, 1999 was internally generated cash, which accounted for the decrease in cash and cash equivalents since December 31, 1998 of $201.4 million. The Company had no revolver borrowing activity during the three months ended March 31, 1999. The financing activities in 1998 primarily related to revolver borrowings. The $141.0 million of revolver borrowings for the three months ended March 31, 1998 were primarily used to finance payments to vendors for seasonal inventory purchases and for purchases to replenish inventories following the Christmas season.

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

Other Matters

         Seasonality. The Company's business is highly seasonal, with nearly 40% of the annual revenues and most of the net earnings generated in the fourth quarter.

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

         The Company has been aware of and understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000. Many of the Company's internally developed computer programs written over the last several years have utilized four digits to define the year. Formal assessments of existing computer systems were initiated by management as early as 1996 to identify the requirements to achieve Year 2000 readiness. Year 2000 compliance is being achieved through: planned system replacements; installation of maintenance updates conforming to the Year 2000 provided by vendors of purchased packages and modifications to existing computer systems. The Company has primarily utilized internal resources for the installation of maintenance updates and completion of modifications to existing computer systems. Costs of addressing the Year 2000 issue have totaled approximately $1 million through March 31, 1999. Management estimates the Company's total cost through completion of all required Year 2000 modifications, based on currently available information, to be approximately $3 million. The Company plans to capitalize the cost of new systems in accordance with SOP 98-1. Other incremental costs associated with the Year 2000 remediation effort are being charged to expense as incurred.

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

         The Company has formed a task force which is corresponding with the Company's business partners and service providers to determine their state of Year 2000 readiness. The Company has confirmed with vendors representing 90% of its purchase volume that their systems are Year 2000 compliant. Management generally believes the remaining vendors will be able to complete the necessary Year 2000 modifications and that there is not likely to be a significant disruption in product supply.

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

         Forward-Looking Statements. This quarterly report on Form 10-Q contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "anticipates," "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategies or intentions. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: general economic and market conditions; changes in consumer demand and demographics; possible disruptions in the Company's computer or telephone systems; increased or unanticipated costs or other effects associated with Year 2000 compliance by the Company or its service or supply providers; increases in labor costs; the ability to attract and retain qualified personnel; effects of competition, especially in the retailing of music and video products; possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores; higher than anticipated store closing or relocation costs; unanticipated increases in merchandise or occupancy costs; the performance of the Company's e-commerce sites; possible increases in shipping rates or interruptions in shipping service; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business and other factors which may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company holds no derivative instruments and does not engage in hedging activities.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

         The following are filed as exhibits to Part I of this Form 10-Q:

Exhibit No.                          Description
----------      -----------------------------------------------------
    15.         Letter re unaudited interim financial information
                                                                        -------
    27.         Financial Data Schedules
                                                                        -------

         The following are filed as exhibits to Part II of this Form 10-Q:

Exhibit No.                          Description
----------      -----------------------------------------------------
    10.9        Management Incentive Plan dated as of January 1, 1999
                                                                        -------
    10.20       Long Term Incentive Plan dated as of January 1, 1999
                                                                        -------
----------------------------

(b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              MUSICLAND STORES CORPORATION
                                                      (Registrant)

                                              By: /s/ Keith A. Benson
                                                 -------------------------------
                                                  Keith A. Benson
                                                  Vice Chairman, Chief Financial
                                                  Officer and Director
                                                 (authorized officer, principal
                                                  financial and accounting
                                                  officer)





                                            Date:  May 12, 1999
                                                 -------------------------------