Form 10-K/A
period 1998-12-31
MUSICLAND STORES CORP
filed 1999-06-29
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark one)
 X     ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR
       TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from         to
                                -----      -----
Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                     41-1623376
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    10400 Yellow Circle Drive,
      Minnetonka, Minnesota                             55343
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

                                  EXHIBIT INDEX

         The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 1998.

  Exhibit                                                             Sequential
    No.                        Description                             Page No.
-----------      ---------------------------------------------------  ----------
    3.1       -  Restated Certificate of Incorporation of MSC, as
                  amended                                                    [i]
    3.2       -  By-laws of MSC, as amended                               [xvii]
    4.1(a)    -  Senior  Subordinated  Note Indenture,  including
                  form of Note, dated as of June 15, 1993 among MGI,
                  MSC and Bank One Columbus, N.A. as Successor
                  Trustee to Harris Trust and Savings Bank                  [ii]
    4.1(b)    -  First Supplemental Indenture dated as of June 13,
                  1997 to the Senior Subordinated Note Indenture          [xiii]
    4.2(a)    -  Credit  Agreement  dated as of October 7, 1994 (the
                  "Credit  Agreement")  among MGI, MSC, the banks
                  listed therein and Morgan Guaranty Trust Company
                  of New York, as agent                                    [iii]
    4.2(b)    -  Amendment No. 1 dated as of February 28, 1995 to
                  the Credit Agreement                                     [vii]
    4.2(c)    -  Amendment No. 2 dated as of April 9, 1996 to the
                  Credit Agreement                                          [ix]
    4.2(d)    -  Amendment No. 3 dated as of October 18, 1996 to the
                  Credit Agreement                                           [x]
    4.2(e)    -  Waivers and Agreements under Credit Agreement dated
                  as of March 7, 1997 to the Credit Agreement               [xi]
    4.2(f)    -  Waivers and Agreements under Credit Agreement dated
                  as of May 19, 1997 to the Credit Agreement              [xiii]
    4.2(g)    -  Amendment No. 4 and Waiver dated as of June 16,
                  1997 to the Credit Agreement                            [xiii]
    4.2(h)    -  Amendment No. 5 dated as of March 17, 1998 to the
                  Credit Agreement                                         [xvi]
    4.3(a)    -  Term Loan Agreement dated as of June 16, 1997, (the
                  "Term Loan") among MGI, MSC, the banks listed
                  therein and Morgan Guaranty Trust Company of New
                  York, as agent                                          [xiii]
    4.3(b)    -  Security Agreement dated as of June 16, 1997 among
                  MGI and the subsidiaries listed therein, the
                  Debtors listed therein, and Morgan Guaranty Trust
                  Company of New York, as agent                           [xiii]
    4.3(c)    -  Warrant and Registration Rights Agreement dated as
                  of June 16, 1997 among MSC and the Investors
                  listed therein                                          [xiii]
    4.4       -  Rights Agreement dated as of March 14, 1995, between
                  MSC and Norwest Bank Minnesota, National Association,
                  as Rights Agent                                           [iv]
    4.5(a)    -  Indenture including Form of Note dated as of April 6,
                  1998 between MGI, as Issuer, MSC, as Guarantor, and
                  Bank One, N.A., as Trustee                               [xiv]
    4.5(b)    -  Registration Rights Agreement dated as of April 6,
                  1998 by and among MGI, MSC, as Guarantor, and
                  Donaldson, Lufkin & Jenrette Securities Corporation,
                  BT Alex Brown Incorporated, and NationsBanc
                  Montgomery Securities LLC, as Intitial Purchasers        [xiv]
  *10.1(a)    -  Subscription Agreement among MSC and the Management
                    Investors                                                [v]
  *10.1(b)    -  Form of amendment to Management Subscription Agreement      [i]
  *10.2       -  Form of Registration Rights Agreement among MSC, DLJ
                  and the Management Investors                              [vi]
  *10.3       -  1988 Stock Option Plan, as amended                          [i]
  *10.4       -  Stock Option Plan for Unaffiliated Directors of MSC,
                  as amended                                              [xiii]
  *10.5       -  1992 Stock Option Plan                                      [i]

  Exhibit                                                             Sequential
    No.                        Description                             Page No.
-----------      ---------------------------------------------------  ----------
*10.6         -  Musicland Stores Corporation 1994 Employee Stock
                  Option Plan                                              [vii]
*10.7         -  Musicland Stores Corporation 1998 Stock Incentive
                  Plan                                                     [xvi]
*10.8         -  Management Incentive Plan dated as of January 1,
                  1998                                                      [xv]
*10.9(a)      -  Long Term Incentive Plan dated as of January 1, 1996       [xi]
*10.9(b)      -  Long Term Incentive Plan dated as of January 1, 1998       [xv]
*10.10        -  Executive Officer Salary Continuation Plan dated as
                  of March 10, 1997                                        [xii]
*10.11        -  The Musicland Group, Inc. Supplemental Executive
                  Retirement Plan adopted as of October 26, 1998           [xix]
*10.12(a)     -  Employment Agreement with Mr. Eugster                       [v]
*10.12(b)     -  Form of amendment to Employment Agreement with Mr.
                  Eugster                                                    [i]
*10.12(c)     -  Amendment No. 2 to Employment Agreement with Mr.
                  Eugster                                                 [viii]
*10.13(a)     -  Change of Control Agreement with Mr. Eugster                [v]
*10.13(b)     -  Form of amendment to Change of Control Agreement
                  with Mr. Eugster                                           [i]
*10.13(c)     -  Amendment No. 2 to Change of Control Agreement with
                  Mr. Eugster                                             [viii]
*10.13(d)     -  Amendment No. 3 to Change of Control Agreement with
                  Mr. Eugster                                               [xi]
*10.14        -  Form of Executive Severence Agreement with Mr.
                  Wachsman                                                  [xi]
*10.15        -  Change of Control Agreement with Mr. Wachsman             [xii]
*10.16(a)     -  Form of Employment Agreement with Messrs. Benson
                  and Ross                                                   [v]
*10.16(b)     -  Amendment to Employment Agreement with Mr. Benson          [xi]
*10.16(c)     -  Amendment to Employment Agreement with Mr. Ross            [xi]
*10.17(a)     -  Change of Control Agreement with Messrs. Benson and
                  Ross                                                       [v]
*10.17(b)     -  Amendment No. 1 to Change of Control Agreement with
                  Mr. Benson                                                [xi]
*10.17(c)     -  Amendment No. 1 to Change of Control Agreement with
                  Mr. Ross                                                  [xi]
 11           -  Statement re computation of per share earnings          [xviii]
 21           -  Subsidiaries of MSC                                       [xix]
 23           -  Consent of Independent Public Accountants                   ___
 27           -  Financial Data Schedules                                  [xix]
 99           -  Form 11-K for The Musicland Group's Capital
                  Accumulation Plan                                          ___

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

[xiv] Incorporated by reference to MGI's Registration Statement on Form S-4 covering 9 7/8 % Senior Subordinated Notes initially filed with the Commission on April 24, 1998 (Commission File No. 333-50951).

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

[xix]    Previously filed.

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


                                               MUSICLAND STORES CORPORATION
                                                      (Registrant)



                                               By:     /s/ Keith A. Benson
                                                       -------------------------
                                                       Keith A. Benson
                                                       Vice Chairman, Chief
                                                       Financial Officer and
                                                       Director
                                                       (principal financial and
                                                        accounting officer)



                                               Date:  June 28, 1999
                                                      --------------------------