Form 10-Q
period 1999-06-30
MUSICLAND STORES CORP
filed 1999-08-12
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[     ]  TRANSITION  REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission file number 1-11014

                          MUSICLAND STORES CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                      41-1623376
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

10400 Yellow Circle Drive, Minnetonka, MN                               55343
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
         The number of shares outstanding of the Registrant's common stock as of July 27, 1999 was 36,143,889 shares.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              Page


      Item 1.  Financial Statements.


               Consolidated Statements of Earnings                             3

               Consolidated Balance Sheets                                     4

               Consolidated Statements of Cash Flows                           5

               Notes to Consolidated Financial Statements                      6

               Report of Independent Public Accountants                        8

      Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition.                          9

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.    13


PART II - OTHER INFORMATION


      Item 2.  Changes in Securities.                                         14

      Item 4.  Submission of Matters to a Vote of Security Holders.           14

      Item 5.  Other Information.                                             14

      Item 6.  Exhibits and Reports on Form 8-K.                              15

      Signature                                                               16

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (In thousands, except per share amounts)



                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                   ----------------------  ---------------------
                                      1999        1998        1999       1998
                                   ----------   ---------  ---------  ----------

Sales............................  $  381,059   $ 367,203  $ 782,856  $ 759,608
Cost of sales....................     237,931     231,398    496,151    487,050
                                   ----------   ---------  ---------  ----------
   Gross profit..................     143,128     135,805    286,705    272,558

Selling, general and
 administrative expenses.........     124,551     124,377    250,946    249,444
Depreciation and amortization....      10,082       9,818     19,892     19,645
                                   ----------   ---------  ---------  ----------
   Operating income..............       8,495       1,610     15,867      3,469

Interest expense.................       6,354       8,270     11,763     15,202
                                   ----------   ---------  ---------  ----------
   Earnings (loss) before
    income taxes.................       2,141      (6,660)     4,104    (11,733)

Income taxes.....................         642      (1,998)     1,231     (3,520)
                                   ----------   ---------  ---------  ----------

   Net earnings (loss)...........  $    1,499   $  (4,662) $   2,873  $  (8,213)
                                   ==========   =========  =========  ==========

Basic earnings (loss) per
 common share....................  $     0.04   $   (0.14) $    0.08  $   (0.24)
                                   ==========   =========  =========  ==========
Diluted earnings (loss) per
 common share....................  $     0.04   $   (0.14) $    0.08  $   (0.24)
                                   ==========   =========  =========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)



                                                   June 30,
                                             --------------------- December 31,
                                               1999        1998        1998
                                             ---------   ---------  ----------
                                   ASSETS
Current assets:
   Cash and cash equivalents...............  $  61,657   $   8,455  $  257,218
   Inventories.............................    399,188     399,307     446,710
   Deferred income taxes...................     16,200       9,400      15,800
   Other current assets....................      8,282       8,960      10,395
                                             ----------  ---------  ----------
     Total current assets..................    485,327     426,122     730,123

Property, at cost..........................    439,467     424,611     437,349
Accumulated depreciation and amortization..   (215,353)   (189,744)   (203,925)
                                             ----------  ---------  ----------
   Property, net...........................    224,114     234,867     233,424

Deferred income taxes......................          -       3,000           -
Other assets...............................      9,638      10,960      10,093
                                             ----------  ---------  ----------

     Total Assets..........................  $ 719,079   $ 674,949  $  973,640
                                             ==========  =========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt....  $       -   $  50,000  $         -
   Accounts payable........................    258,415     226,647      452,410
   Other current liabilities...............     91,253      78,290      154,743
                                             ----------  ---------  -----------
     Total current liabilities.............    349,668     354,937      607,153

Long-term debt.............................    258,909     258,834      258,871
Other long-term liabilities................     42,482      46,516       43,634

Stockholders' equity:
   Preferred stock ($.01 par value; shares
    authorized: 5,000,000; shares issued
    and outstanding: none).................          -           -            -
   Common stock ($.01 par value; shares
    authorized: 75,000,000; shares issued
    and outstanding: June 30, 1999,
    36,142,986; December 31, 1998,
    36,041,934; June 30, 1998, 35,372,793).        361         354          360
   Additional paid-in capital..............    261,526     258,060      260,608
   Accumulated deficit.....................   (183,772)   (232,891)    (186,645)
   Deferred compensation...................     (5,792)     (6,498)      (5,998)
   Common stock subscriptions..............     (4,303)     (4,363)      (4,343)
                                             ----------  ----------  -----------
     Total stockholders' equity............     68,020      14,662       63,982
                                             ----------  ----------  -----------
     Total Liabilities and Stockholders'
      Equity...............................  $ 719,079   $ 674,949   $  973,640
                                             ==========  ==========  ===========


          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                          Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------   -----------
OPERATING ACTIVITIES:
  Net earnings (loss)...............................  $   2,873    $   (8,213)
  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
    Depreciation and amortization...................     21,472        21,430
    Disposal of property............................      1,905         1,977
    Deferred income taxes...........................       (400)          600
  Changes in operating assets and liabilities:
    Inventories.....................................     47,522        50,951
    Other current assets............................      2,113           838
    Accounts payable................................   (193,995)     (118,475)
    Other current liabilities.......................    (63,326)      (37,219)
    Other assets....................................       (332)          (61)
    Other long-term liabilities.....................     (1,152)       (2,674)
                                                      ----------    ----------
     Net cash used in operating activities..........   (183,320)      (90,846)
                                                      ----------    ----------
INVESTING ACTIVITIES:
  Capital expenditures..............................    (12,485)       (6,464)
                                                      ----------    ----------
FINANCING ACTIVITIES:
  Decrease in outstanding checks in excess of cash
   balances.........................................          -       (12,061)
  Net proceeds from issuance of long-term debt......          -       144,317
  Principal payments on long-term debt..............          -       (32,933)
  Proceeds from sale of common stock................        244         2,500
                                                      ----------    ----------
     Net cash provided by financing activities......        244       101,823
                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (195,561)        4,513

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....    257,218         3,942
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........  $  61,657     $   8,455
                                                      ==========    ==========
CASH PAID DURING THE PERIOD FOR:
   Interest.........................................  $  12,950     $  10,643
   Income taxes, net................................     21,226           689



          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (In thousands)


1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC") and its wholly-owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly-owned subsidiaries, after elimination of all material intercompany balances and transactions. MSC and MGI are collectively referred to as the "Company." The Company operates principally in the United States as a specialty retailer of home entertainment products, including prerecorded music, video sell-through, books, computer software and related products. The Company's stores operate under two principal strategies:
(i) mall based music and video sell-through stores (the "Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as a single operating segment. The Company's e-commerce operations, which commenced online retailing in the second quarter of 1999, were not material.

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

2.       Income Taxes

         The effective income tax rates for the three months and six months ended June 30, 1999 and 1998 were based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

3.       Weighted Average Common Shares Outstanding

         A reconciliation of weighted average common shares used in the computation of basic and diluted earnings (loss) per common share is as follows:

                                                    Three             Six
                                                 Months Ended     Months Ended
                                                   June 30,         June 30,
                                               ---------------  ----------------
                                                1999    1998     1999      1998
                                               ------  -------  -------  -------
         Weighted average common shares
          outstanding - basic................  35,517   34,064   35,480   33,896

         Dilutive effect of stock options....     676      N/A      711      N/A
         Dilutive effect of warrants.........     448      N/A      459      N/A
                                               ------  -------  -------  -------
         Weighted average common shares
          outstanding - diluted..............  36,641   34,064   36,650   33,896
                                               ======  =======  =======  =======

         Antidilutive stock options..........   1,797    2,631    1,568    2,747
                                               ======  =======  =======  =======

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                                 (In thousands)


3.       Weighted Average Common Shares Outstanding (Continued)

         Antidilutive stock options outstanding during the three months and six months ended June 30, 1999 had an exercise price greater than the average market price during the period. All stock options and warrants outstanding during the three months and six months ended June 30, 1998 were antidilutive due to the net loss in each period.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





                                                  ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
July 29, 1999

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION


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

                                        Three Months Ended June 30,
                           -----------------------------------------------------
                                                               Percent of Total
                                                    Percent    -----------------
                              1999       1998     Incr.(Decr.)   1999      1998
                           ---------  ----------  -----------  --------  -------
                                          (Dollars in millions)

Sales:
    Mall Stores..........  $  248.9    $  241.8        3.0 %     65.3%     65.8%
    Superstores..........     132.1       123.1        7.3       34.7      33.5
      Total (1)..........     381.1       367.2        3.8      100.0     100.0

Comparable store
 sales increase (2):
    Mall Stores..........       3.7%       10.5%       N/A       N/A       N/A
    Superstores..........       5.7         7.6        N/A       N/A       N/A
      Total (1)..........       4.4         9.5        N/A       N/A       N/A

                                         Six Months Ended June 30,
                           -----------------------------------------------------
                                                               Percent of Total
                                                    Percent    -----------------
                              1999       1998     Incr.(Decr.)   1999      1998
                           ---------  ----------  -----------  --------  -------
                                 (Dollars and square footage in millions)

Sales:
    Mall Stores..........  $  506.1    $  498.3        1.6 %     64.7%     65.6%
    Superstores..........     275.6       256.5        7.4       35.2      33.8
      Total (1)..........     782.9       759.6        3.1      100.0     100.0

Comparable store
 sales increase (2):
    Mall Stores..........       2.7%       10.0%       N/A       N/A       N/A
    Superstores..........       6.0         7.6        N/A       N/A       N/A
      Total (1)..........       3.8         9.2        N/A       N/A       N/A

Number of stores open
 at end of period:
    Mall Stores..........     1,093       1,102       (0.8)      82.5      82.2
    Superstores..........       232         224        3.6       17.5      16.7
      Total (1)..........     1,325       1,341       (1.2)     100.0     100.0

Total store square
 footage at end of
 period:
    Mall Stores..........       4.0         4.0        0.5       48.2      48.2
    Superstores..........       4.3         4.2        1.5       51.8      51.3
      Total (1)..........       8.3         8.2        0.6      100.0     100.0

 ----------------------------------------------
 (1) The totals include other retail strategies.
 (2) Comparable store sales percentages are computed for stores open for a full year during each period.

        Net earnings for the second quarter of 1999 improved to $1.5 million, or $0.04 per share, from a net loss of $4.7 million, or $0.14 per share, for the second quarter of 1998. For the first half of 1999, net earnings were $2.9 million, or $0.08 per share, versus a net loss of $8.2 million, or $0.24 per share, in 1998. Comparable store sales growth, reflecting the overall health of the retail entertainment sector, continued improvements in gross margin and reduced interest expense were the principal factors contributing to the strong financial performance in 1999.

         Sales. The comparable store sales growth in 1999, achieved on top of strong comparable store sales results in 1998, led to the increases in total sales for the 1999 periods. Comparable store sales gains in the music product category were led by new music releases from popular artists, especially with teen-agers, while the continued strength of DVD sales offset declines in consumer demand for video cassettes. DVD sales, which reached 20% of total video sales in the second quarter, are expected to be in excess of $100 million for the year ended December 31, 1999. The books, electronics and video games product categories also had comparable store sales increases during the 1999 periods.

         Music and video, the Company's principal product categories, account for approximately 80% of total sales. The following table shows the comparable store sales percentage increase (decrease) attributable to these product categories for the periods indicated.

                              Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                          --------------------------   -------------------------
                              1999          1998          1999          1998
                          ------------   -----------   ----------   ------------
         Music..........      4.5 %         8.1 %         2.8 %         10.2 %
         Video..........     (2.1)         12.9           0.6            7.9

         Gross Profit. Gross profit as a percentage of sales was 37.6% in the second quarter of 1999 compared with 37.0% in the second quarter of 1998, an increase of 0.6%. For the first half of 1999, gross margin improved 0.7% to 36.6% from 35.9% in 1998. The gross margin improvements in 1999 were attributable to selective price increases and less promotional pricing.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for the second quarter were 32.7% in 1999 compared with 33.9% in 1998 and for the first half of 1999 were 32.1% compared with 32.8% in 1998. The percentage rate decreases resulted from the comparable store sales increases. Selling, general and administrative expenses in the second quarter of 1999 included expenses related to the e-commerce sites, launched in June of 1999, of $1.2 million, or $0.02 per share. This incremental expense in 1999 was offset by a decrease in the provision for store closings due to lower estimated closing costs, as most closings are expected to occur after the lease expiration. See "- Liquidity and Capital Resources - Investing Activities."

         Depreciation and Amortization. Depreciation and amortization in the second quarter and first half of 1999 increased slightly over the same periods in 1998. The increases related to capital spending for new stores and upgrades to existing stores over the last year, partially offset by decreases to depreciation and amortization as a result of the closing of stores.

         Interest Expense. Interest expense, net of interest income, for the three months and six months ended June 30, 1999 decreased by $1.9 million and $3.4 million, respectively, from the same periods in 1998. The decreases were primarily the result of no revolver borrowing activity during 1999 and the repayment of mortgage notes payable and a term loan in 1998. Higher average cash balances during 1999 led to increases in interest income of $0.5 million and $1.9 million for the second quarter and first half of 1999, respectively, and contributed to the reduction in net interest expense for the periods. The decreases in 1999 were partially offset by the increase to interest expense related to the 9 7/8% senior subordinated notes issued in April 1998. See "Liquidity and Capital Resources."

         Income Taxes. The effective income tax rates for the three months and six months ended June 30, 1999 and 1998 were based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and adjusted for anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

Liquidity and Capital Resources

         The Company's financial position has strengthened in recent years as a result of improvements in results of operations and the completion in April 1998 of an offering of $150 million of 9 7/8% senior subordinated notes due in 2008. The net proceeds to the Company from the offering, after discounts, commissions and other offering expenses, were $144.3 million. The Company used $32.1 million of the net proceeds to repay all outstanding mortgage notes payable and the remaining $112.2 million of net proceeds and $0.8 million of additional cash to repay outstanding revolver borrowings. A $50 million term loan was repaid in December 1998. The Company had no revolver borrowing activity during the first half of 1999 and had minimal revolver borrowing activity during the second half of 1998. At June 30, 1999 and 1998 and December 31, 1998, the Company had no outstanding revolver borrowings and had cash and cash equivalents of $61.7 million, $8.5 million and $257.2 million, respectively. As a result of the reduced reliance on revolver borrowings, the Company has periodically reduced the maximum available under the revolving credit facility from $182 million in December 1998 to $50 million as of August 11, 1999. Management expects that internally generated cash will continue to be the Company's primary source of capital in 1999. See "- Financing Activities."

         The Company's revolving credit facility is subject to a credit agreement that contains financial covenants and covenants that limit additional indebtedness, liens, capital expenditures and cash dividends. The indentures related to the 9% and 9 7/8% senior subordinated notes also contain certain covenants, including limitations on the ability of the Company to make certain payments, to incur additional indebtedness and to issue certain types of preferred stock. The Company was in compliance with all covenants at June 30, 1999.

         Operating Activities. Net cash used in operating activities (including in 1998 the decrease in outstanding checks in excess of cash balances which primarily related to vendor payments) during the six months ended June 30, 1999 and 1998 was $183.3 million and $102.9 million, respectively. The reduction in accounts payable, the most significant use of cash in each period, reflects the effect of payments for inventory purchases for the Christmas season, typically due near the beginning of the following year, as well as nonseasonal inventory purchases on normal credit terms. Cash used for inventory related activities, as reflected by the aggregate net changes in inventories, accounts payable and outstanding checks in excess of cash balances, was $146.5 million in 1999 compared with $79.6 million in 1998. The Company made income tax payments, net of refunds, of $21.2 million in 1999, compared with $0.7 million in 1998. Other changes in operating assets and liabilities are primarily related to the seasonal nature of the business and also reflect the effect of store closings.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:

                              Three Months      Six Months      Twelve Months
                             Ended June 30,   Ended June 30,    Ended June 30,
                           -----------------  --------------  -----------------
                             1999     1998     1999    1998     1999     1998
                           --------  -------  ------  ------  -------  --------
Openings:
     Mall Stores..........      2       -        4        -        11       2
     Superstores..........      3       -        3        -        10       1
       Total (1)..........      5       -        7        -        21       3
Closings:
     Mall Stores..........     (4)     (8)     (12)     (20)      (20)    (37)
     Superstores..........     (2)      -       (2)      (1)       (2)     (1)
       Total (1)..........     (7)     (9)     (28)     (22)      (37)    (42)
Net increase (decrease):
     Mall Stores..........     (2)     (8)      (8)     (20)       (9)    (35)
     Superstores..........      1       -        1       (1)        8       -
       Total (1)..........     (2)     (9)     (21)     (22)      (16)    (39)

-----------------------------------------------------------
(1) The totals include other retail strategies.

         The Company plans to add approximately 45 to 50 new stores in 1999. Media Play and On Cue stores will account for the majority of the total new store square footage and store count, respectively. In addition to store expansion, the Company plans to make upgrades to existing stores and has developed four e-commerce sites launched in June of 1999. Capital expenditures in 1999 for these programs and other capital projects are expected to be approximately $45 million. Management expects that these capital expenditures will be financed primarily by internally generated cash. The Company will continue to assess the profitability of its stores and will close a limited number of underperforming stores in future periods, primarily after the leases expire. Most of the Company's capital expenditures in 1998 related to the remodeling, relocation and general upkeep of existing stores.

         Financing Activities. The Company had no revolver borrowings or other significant financing activities during the six months ended June 30, 1999. The Company's source of financing for the six months ended June 30, 1999 was internally generated cash, which accounted for the net decrease in cash and cash equivalents since December 31, 1998 of $195.6 million. For the six months ended June 30, 1998, cash provided by financing activities (excluding the decrease in outstanding checks in excess of cash balances which related to vendor payments) was $113.9 million and related primarily to the offering of senior subordinated notes discussed previously.

         The revolving credit facility expires in October 1999. Maturities of the senior subordinated notes are $110 million in 2003 and $150 million in 2008. The $110 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 102.25% of par on and after June 15, 1999 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The $150 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 104.938% of par on and after March 15, 2003 and thereafter at prices declining annually to 100% of par on and after March 15, 2006. Management does not anticipate an immediate need to replace the revolving credit facility and believes it will be able to secure adequate financing to repay the senior subordinated notes when they mature.

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

         The Company has been aware of and understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000. Many of the Company's internally developed computer programs written over the last several years have utilized four digits to define the year. Formal assessments of existing computer systems were initiated by management as early as 1996 to identify the requirements to achieve Year 2000 readiness. Year 2000 compliance is being achieved through: planned system replacements; installation of maintenance updates conforming to the Year 2000 provided by vendors of purchased packages and modifications to existing computer systems. The Company has primarily utilized internal resources for the installation of maintenance updates and completion of modifications to existing computer systems. Costs of addressing the Year 2000 issue have totaled approximately $2 million through June 30, 1999. Management estimates the Company's total cost through completion of all required Year 2000 modifications, based on currently available information, to be approximately $3 million. The Company plans to capitalize the cost of new systems in accordance with SOP 98-1. Other incremental costs associated with the Year 2000 remediation effort are being charged to expense as incurred.

         The Company's Year 2000 readiness process consists of the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Company's evaluation process involves review of information technology ("IT") systems and systems containing embedded technology such as microcontrollers ("Non-IT" systems), which include communication systems and certain equipment. The Company has completed the Implementation phase for nearly all of its IT and Non-IT systems. Year 2000 readiness for the remaining systems is targeted for completion in the third quarter of 1999; however, the Company plans to continue to perform tests on various completed systems through the end of the year.

         The Company has formed a task force which is corresponding with the Company's business partners and service providers to determine their state of Year 2000 readiness. The Company has confirmed with vendors representing 93% of its purchase volume that their systems are Year 2000 ready. Management generally believes the remaining vendors will be able to complete the necessary Year 2000 modifications and that there is not likely to be a significant disruption in product supply.

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


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company holds no derivative instruments and does not engage in hedging activities.

                           PART II - OTHER INFORMATION


Item 2.       Changes in Securities.

(c) During the quarterly period ended June 30, 1999, 24,293 shares of common stock were issued for aggregate cash proceeds of $37,957.81 in connection with the exercise of warrants on May 26, 1999 by ING Barings (U.S.) Capital LLC. In connection with the warrant exercise, 0.97 warrants were canceled in lieu of issuance of fractional shares. These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Regulation D of the General Rules and Regulations promulgated under the Securities Act of 1933 as a sale by the issuer not involving a public offering. The warrants were originally issued in June 1997 to 12 accredited investors and are exercisable over a period of five years at a price of $1.5625 per share. No underwriters were used for either the issuance or the exercise of the warrants.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Stockholders' meeting on May 10, 1999.

(c)   (1)  The stockholders voted for three directors for three-year terms.  The vote was as follows for each of the nominees:

                                  Affirmative      Voting Authority
                 Name                Votes              Withheld
           ------------------     -----------      ----------------
           Kenneth F. Gorman       30,796,830            630,643
           Josiah O. Low, III      30,872,649            554,824
           Terry T. Saario         30,874,290            553,183

           There were no abstentions and no broker non-votes.

           Continuing as directors were Jack W. Eugster, Keith A. Benson, Gilbert L. Wachsman, William A. Hodder, Tom F. Weyl and Michael W. Wright.

      (2) The Alternate Incentive Plan for Designated Senior Officers was voted on and approved. There were 29,841,108 votes for, 1,426,268 votes against, 160,096 abstentions and no broker non-votes.

      (3) The appointment by the Board of Directors of Arthur Andersen LLP, independent public accountants, as independent auditors of the Company for the year ending December 31, 1999, was voted on and approved. There were 31,218,042 votes for, 156,337 votes against, 53,093 abstentions and no broker non-votes.

Item 5. Other Information.

        Jonathan T.M. Reckford was appointed to the position of President, Mall Stores Division on May 17, 1999. He will have responsibility for stores management, operational and merchandising support, visual merchandising, leasing, store design and construction. Mr. Reckford had previously held the position of Senior Vice President of Corporate Planning and Communications for Circuit City Stores, Inc. Prior to that, he worked for The Walt Disney Co. in a variety of planning and new business roles. Before his service at Disney, he worked with Marriott Corporation, Goldman, Sachs & Co. and the Seoul Olympic Organizing Committee.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

         The following are filed as exhibits to Part I of this Form 10-Q:

Exhibit No.                       Description
-----------   ----------------------------------------------------------
    11.       Statement re computation of per share earnings                 *
    15.       Letter re unaudited interim financial information            -----
    27.       Financial Data Schedules                                     -----


* The requirements of this exhibit are met by Note 3 of Notes to Consolidated Financial Statements.

         The following are filed as exhibits to Part II of this Form 10-Q:

Exhibit No.                       Description
-----------    ---------------------------------------------------------
    10.8(b)    Alternate Incentive Plan for Designated Senior Officers

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           MUSICLAND STORES CORPORATION
                                                   (Registrant)

                                           By: /s/ Keith A. Benson
                                               --------------------
                                               Keith A. Benson
                                               Vice Chairman, Chief Financial
                                               Officer and Director
                                               (authorized officer, principal
                                               financial and accounting officer)



                                         Date: August 12, 1999
                                               ---------------