Form 10-Q
period 1999-09-30
MUSICLAND STORES CORP
filed 1999-11-12
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
         The number of shares outstanding of the Registrant's common stock as of October 26, 1999 was 36,167,896.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements.

                  Consolidated Statements of Earnings                         3

                  Consolidated Balance Sheets                                 4

                  Consolidated Statements of Cash Flows                       5

                  Notes to Consolidated Financial Statements                  6

                  Report of Independent Public Accountants                    8

         Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition.                      9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.                                               14


PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.                          15

         Signature                                                           16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (In thousands, except per share amounts)



                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                ---------------------  -------------------------
                                   1999       1998         1999         1998
                                ---------  ----------  ------------ ------------

Sales.........................  $ 386,337  $ 387,368   $ 1,169,193  $ 1,146,976
Cost of sales.................    240,366    249,573       736,517      736,623
                                ---------  ----------  -----------  ------------

   Gross profit...............    145,971    137,795       432,676      410,353

Selling, general and
 administrative expenses......    128,485    125,130       379,431      374,574
Depreciation and amortization.     10,586      9,951        30,478       29,596
                                ---------  ----------  -----------  ------------

   Operating income...........      6,900      2,714        22,767        6,183

Interest expense..............      5,860      8,113        17,623       23,315
                                ---------  ----------  -----------  ------------

   Earnings (loss) before
    income taxes..............      1,040     (5,399)        5,144      (17,132)

Income taxes..................        312     (1,620)        1,543       (5,140)
                                ---------  ----------  -----------  ------------

   Net earnings (loss)......... $     728  $  (3,779)  $     3,601  $   (11,992)
                                =========  ==========  ===========  ============

Basic earnings (loss) per
 common share.................. $    0.02  $   (0.11)  $      0.10  $     (0.35)
                                =========  ==========  ===========  ============

Diluted earnings (loss) per
 common share.................. $    0.02  $   (0.11)  $      0.10  $     (0.35)
                                =========  ==========  ===========  ============




          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)



                                                 September 30,
                                            ----------------------- December 31,
                                               1999         1998         1998
                                            ----------   ----------  -----------
                                    ASSETS

Current assets:
   Cash and cash equivalents ............   $  65,961    $  17,065   $  257,218
   Inventories ..........................     420,059      436,701      446,710
   Deferred income taxes ................      16,300        8,900       15,800
   Other current assets .................      12,717       14,520       10,395
                                            ----------   ----------  -----------
     Total current assets ...............     515,037      477,186      730,123

Property, at cost .......................     451,473      429,313      437,349
Accumulated depreciation and
 amortization ...........................    (224,243)    (197,790)    (203,925)
                                            ----------   ----------   ----------
   Property, net ........................     227,230      231,523      233,424

Deferred income taxes ...................           -        3,200            -
Other assets ............................       9,583       10,651       10,093
                                            ----------   ----------   ----------

     Total Assets .......................   $ 751,850    $ 722,560    $ 973,640
                                            ==========   ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt .   $       -    $  50,000    $       -
   Accounts payable .....................     294,205      280,465      452,410
   Other current liabilities ............      89,519       76,808      154,743
                                            ----------   ----------   ----------
     Total current liabilities ..........     383,724      407,273      607,153

Long-term debt ..........................     258,929      258,852      258,871
Other long-term liabilities .............      40,152       44,770       43,634

Stockholders' equity:
   Preferred stock ($.01 par value;
      shares authorized: 5,000,000;
      shares issued and outstanding:
      none) .............................           -            -            -
   Common stock ($.01 par value; shares
      authorized: 75,000,000; shares
      issued and outstanding:
      September 30, 1999, 36,167,762;
      December 31, 1998, 36,041,934;
      September 30, 1998, 35,790,399) ...         362          358          360
   Additional paid-in capital ...........     261,545      258,588      260,608
   Accumulated deficit ..................    (183,044)    (236,670)    (186,645)
   Deferred compensation ................      (5,515)      (6,248)      (5,998)
   Common stock subscriptions ...........      (4,303)      (4,363)      (4,343)
                                            ----------   ----------   ----------
     Total stockholders' equity .........      69,045       11,665       63,982
                                            ----------   ----------   ---------

     Total Liabilities and Stockholders'
      Equity ............................   $ 751,850    $ 722,560    $ 973,640
                                            ==========   ==========   ==========



          See accompanying Notes to Consolidated Financial Statements.
                                       4

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
OPERATING ACTIVITIES:
  Net earnings (loss) .................................. $   3,601    $ (11,992)
  Adjustments to reconcile net earnings (loss) to net
  cash used in operating activities:
    Depreciation and amortization ......................    32,583       32,316
    Disposal of property ...............................     2,290        2,956
    Deferred income taxes ..............................      (500)         900
  Changes in operating assets and liabilities:
    Inventories ........................................    26,651       13,557
    Other current assets ...............................    (2,090)      (4,652)
    Accounts payable ...................................  (158,205)     (64,657)
    Other current liabilities ..........................   (65,224)     (38,852)
    Other assets .......................................      (631)        (258)
    Other long-term liabilities ........................    (3,482)      (4,421)
                                                         ----------   ----------
     Net cash used in operating activities .............  (165,007)     (75,103)
                                                         ----------   ----------

INVESTING ACTIVITIES:
  Capital expenditures .................................   (26,571)     (14,047)
                                                         ----------   ----------

FINANCING ACTIVITIES:
  Decrease in outstanding checks in excess of cash
   balances ............................................         -      (12,061)
  Net proceeds from issuance of long-term debt .........         -      144,317
  Principal payments on long-term debt .................         -      (32,933)
  Proceeds from sale of common stock ...................       321        2,950
                                                         ----------   ----------
     Net cash provided by financing activities .........       321      102,273
                                                         ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...  (191,257)      13,123

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......   257,218        3,942
                                                         ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............. $  65,961    $  17,065
                                                         ==========   ==========

CASH PAID DURING THE PERIOD FOR:
   Interest ............................................ $  20,527    $  18,532
   Income taxes, net ...................................    22,562        1,048



          See accompanying Notes to Consolidated Financial Statements.
                                       5

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (In thousands)

1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC") and its wholly owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly-owned subsidiaries, after elimination of all material intercompany balances and transactions. MSC and MGI are collectively referred to as the "Company." The Company operates principally in the United States as a specialty retailer of home entertainment products, including prerecorded music, video sell-through, books, computer software and related products. The Company's stores operate under two principal strategies:
(i) mall based music and video sell-through stores (the "Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as a single operating segment. The Company's e-commerce operations, which commenced online retailing in the second quarter of 1999, were not material.

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

2.       Income Taxes

         The effective income tax rates for the three months and nine months ended September 30, 1999 and 1998 were based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit. Adjustments were made for any anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.

3.       Weighted Average Common Shares Outstanding

         A reconciliation of weighted average common shares used in the computation of basic and diluted earnings (loss) per common share is as follows:

                                                   Three             Nine
                                               Months Ended      Months Ended
                                               September 30,     September 30,
                                             ----------------- -----------------
                                               1999     1998     1999     1998
                                             -------- -------- -------- --------
         Weighted average common shares
          outstanding - basic .............   35,597   34,859   35,520   34,230

         Dilutive effect of stock options .      676      N/A      699      N/A
         Dilutive effect of warrants ......      435      N/A      451      N/A
                                             -------- -------- -------- --------

          outstanding - diluted ...........   36,708   34,859   36,670   34,230
                                             ======== ======== ======== ========

         Antidilutive stock options .......    1,837    3,037    1,658    2,853
                                             ======== ======== ======== ========

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                                 (In thousands)


3.       Weighted Average Common Shares Outstanding (Continued)

         Antidilutive stock options outstanding during the three months and nine months ended September 30, 1999 had an exercise price greater than the average market price during the period. All stock options and warrants outstanding during the three months and nine months ended September 30, 1998 were antidilutive due to the net loss in each period.

4.       Revolving Credit Facility

         On September 29, 1999, the Company replaced its existing revolving credit facility, which would have expired on October 7, 1999, with a standby $25,000 secured facility collateralized by inventory at specified locations. The initial term of the new revolving credit facility expires on September 29, 2002 and is renewable annually thereafter. The maximum available under the facility requires a minimum inventory in the aggregate of $150,000 at the specified locations and is reduced by outstanding letters of credit.

5.       Repurchase Programs

         In September 1999, the Company's board of directors authorized the repurchase of up to 10% of the shares of the Company's outstanding common stock, or approximately 3,000 shares, on the open market over the next two years. The shares repurchased will be held as treasury stock until reissued for purposes to be determined by the board of directors. Also under the authorization, the Company is authorized to repurchase up to $25,000 of its outstanding senior subordinated notes by redemption or through the market maker.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota,
October 26, 1999

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

                                      Three Months Ended September 30,
                          ------------------------------------------------------
                                                                Percent of Total
                                                   Percent     -----------------
                            1999       1998      Incr.(Decr.)    1999      1998
                          --------   --------    ------------  -------   -------
                                           (Dollars in millions)

Sales:
    Mall Stores ......... $  252.7   $  255.8       (1.2)%      65.4%      66.0%
    Superstores .........    133.5      129.3        3.3        34.6       33.4
      Total (1) .........    386.3      387.4       (0.3)      100.0      100.0

Comparable store sales
  increase (decrease) (2):
    Mall Stores .........    (0.7)%       5.6%        N/A        N/A        N/A
    Superstores .........     1.1         6.4         N/A        N/A        N/A
      Total (1) .........    (0.1)        5.8         N/A        N/A        N/A

                                      Nine Months Ended September 30,
                          ------------------------------------------------------
                                                                Percent of Total
                                                   Percent     -----------------
                            1999       1998      Incr.(Decr.)    1999      1998
                          --------   --------    ------------  -------   -------
                                  (Dollars and square footage in millions)

Sales:
    Mall Stores.......... $  758.8   $  754.2        0.6 %      64.9%      65.8%
    Superstores..........    409.1      385.8        6.0        35.0       33.6
      Total (1)..........  1,169.2    1,147.0        1.9       100.0      100.0

Comparable store sales
  increase (2):
    Mall Stores..........      1.6%       8.5%       N/A         N/A        N/A
    Superstores..........      4.4        7.2        N/A         N/A        N/A
      Total (1)..........      2.5        8.0        N/A         N/A        N/A

Number of stores open at
  end of period:
    Mall Stores..........    1,093      1,099       (0.5)%      82.1%      82.2%
    Superstores..........      239        224        6.7        17.9       16.8
      Total (1)..........    1,332      1,337       (0.4)      100.0      100.0

Total store square footage
  at end of period:
    Mall Stores..........      4.0        3.9        1.4 %      47.8%      48.1%
    Superstores..........      4.4        4.2        3.7        52.2       51.4
      Total (1)..........      8.4        8.2        2.1       100.0      100.0

----------------------------------------------
(1) The totals include other retail strategies.
(2) Comparable store sales percentages are computed for stores open for a full year during each period.

         Net earnings for the third quarter of 1999 improved to $0.7 million, or $0.02 per share, from a net loss of $3.8 million, or $0.11 per share, for the third quarter of 1998. For the first nine months of 1999, net earnings were $3.6 million, or $0.10 per share, versus a net loss of $12.0 million, or $0.35 per share, in 1998. Continued improvements in gross margin along with reduced interest expense were the principal factors contributing to the strong financial performance in 1999. E-commerce operations reduced net earnings for the three-month and nine-month periods of 1999 by $0.03 per share and $0.05 per share, respectively.

         Sales. Sales growth in the Superstores offset sales declines in the Mall Stores during the third quarter of 1999 and was the main contributor to the increase in total sales for the nine-month period. The Superstore sales growth was largely the result of new store openings over the last year, which included two Media Play stores in September 1999 and one in October 1998, and comparable store sales increases. See "Liquidity and Capital Resources - Investing Activities."

         Total third quarter comparable store sales in 1999 decreased slightly when compared to 1998 due mainly to the difficult comparisons against the record sales of the blockbuster movie "Titanic" released in September of 1998. The continued strength of music and DVD drove the comparable store sales increases for the first nine months of 1999. The electronics and video games product categories also had strong sales increases during the 1999 periods.

         Comparable store sales gains in the music product category were led by new music releases primarily from popular artists who appeal to teen-agers, while the continued strength of DVD sales partially offset declines in consumer demand for video cassettes and the strong third quarter 1998 sales of the "Titanic" video. Management expects that DVD sales, which were 22.7% of total video sales in the third quarter of 1999, could exceed $100 million for the year ended December 31, 1999. Music and video, the Company's principal product categories, account for approximately 80% of total sales. The following table shows the comparable store sales percentage increase (decrease) attributable to these product categories for the periods indicated.

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                            1999     1998        1999     1998
                                          -------  --------    -------- --------

         Music ........................     2.4 %     1.2 %       2.7 %    6.8 %
         Video ........................   (13.8)     13.4        (4.3)     9.9

         Gross Profit. Gross profit as a percentage of sales rose to 37.8% in the third quarter of 1999 from 35.6% in the third quarter of 1998, an increase of 2.2%. For the first nine months of 1999, gross margin improved 1.2% to 37.0% from 35.8% in 1998. The gross margin improvements in 1999 are the result of the Company's ongoing strategy of selective price increases and less promotional pricing. The margin improvement was more significant in the third quarter of 1999 as a result of the record sales of the "Titanic" video released in September of 1998, which, combined with the promotional pricing typically associated with new releases, lowered gross margin in the third quarter of 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarter of 1999 increased $3.4 million, or 2.7%, over the same period in 1998 and increased as a percentage of sales to 33.3% in 1999 from 32.3% in 1998. The increase as a percentage of sales was impacted by the flat comparable store sales in the quarter as previously discussed. For the first nine months of 1999, selling, general and administrative expenses increased $4.9 million, or 1.3%, over the 1998 period and as a percentage of sales were 32.5% compared with 32.7% in 1998. Selling, general and administrative expenses in the third quarter and first nine months of 1999 included expenses related to the e-commerce sites, launched in June of 1999, of $1.4 million and $2.8 million, respectively. This incremental expense in 1999 was offset by a decrease in the provision for store closings due to lower estimated closing costs, because most closings are planned to occur after the lease expiration. See "Liquidity and Capital Resources - Investing Activities."

         Depreciation and Amortization. Capital spending for new stores and upgrades to existing stores over the last year caused depreciation and amortization in the third quarter and first nine months of 1999 to increase over the same periods in 1998. These increases were partially offset by decreases to depreciation and amortization resulting from the closing of stores.

         Interest Expense. Interest expense, net of interest income, for the three months and nine months ended September 30, 1999 decreased by $2.3 million and $5.7 million, respectively, from the same periods in 1998. Higher average cash balances during 1999 generated increases to interest income of $0.8 million and $2.7 million for the third quarter and first nine months of 1999, respectively, and enabled the Company to forego revolver borrowings. The repayment of mortgage notes payable and a term loan in 1998 also reduced interest expense in 1999 and offset the increase to interest expense for the nine-month period resulting from the issuance of 9 7/8% senior subordinated notes in April 1998. See "Liquidity and Capital Resources."

         Income Taxes. The effective income tax rates for the three months and nine months ended September 30, 1999 and 1998 were based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit. Adjustments were made for any anticipated changes to the deferred tax valuation allowance based on estimates of future earnings.


Liquidity and Capital Resources

         The Company's financial position has strengthened in recent years as a result of improvements in results of operations and the completion in April 1998 of an offering of $150 million of 9 7/8% senior subordinated notes due in 2008. The net proceeds to the Company from the offering, after discounts, commissions and other offering expenses, were $144.3 million. The Company used $32.1 million of the net proceeds to repay all outstanding mortgage notes payable and the remaining $112.2 million of net proceeds and $0.8 million of additional cash to repay outstanding revolver borrowings. A $50 million term loan was repaid in December 1998. The Company had no revolver borrowing activity during the first nine months of 1999 and had minimal revolver borrowing activity in 1998 after completion of the offering. At September 30, 1999 and 1998 and December 31, 1998, the Company had no outstanding revolver borrowings and had cash and cash equivalents of $66.0 million, $17.1 million and $257.2 million, respectively. Management expects that internally generated cash will continue to be the Company's primary source of capital in 1999 and into 2000.

         In September 1999, the Company cancelled its existing revolving credit facility, which would have expired in October 1999, and replaced it with a standby $25 million secured facility with an initial term of three years. The maximum available under the facility requires a minimum inventory of $150 million at specified locations and is reduced by outstanding letters of credit. Management currently intends to have no more than minimal use of this revolving credit facility, relying on internally generated cash as its primary source of capital. See "- Financing Activities" and Note 4 of Notes to Consolidated Financial Statements.

         Operating Activities. Net cash used in operating activities (including in 1998 the decrease in outstanding checks in excess of cash balances which primarily related to vendor payments) during the nine months ended September 30, 1999 and 1998 was $165.0 million and $87.2 million, respectively. The most significant use of cash in each period related to inventory purchasing activities, consisting of both nonseasonal and seasonal purchases. Nonseasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases and store count. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due near the beginning of the following year. Cash used for inventory related activities, as reflected by the aggregate net changes in inventories, accounts payable and outstanding checks in excess of cash balances, was $131.6 million in 1999 compared with $63.2 million in 1998. The higher amount of cash used in 1999 was the result of the more significant use of extended payment terms for seasonal purchases in 1998 when compared with 1997.

         The Company made income tax payments, net of refunds, of $22.6 million in 1999, compared with $1.0 million in 1998. The increase in the amount of payments in 1999 was due to the earnings improvements in 1998 and the first three quarters of 1999. Other changes in operating assets and liabilities are primarily related to the seasonal nature of the business and also reflect the effect of store closings.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:

                    Three Months Ended   Nine Months Ended   Twelve Months Ended
                       September 30,       September 30,        September 30,
                    ------------------   -----------------   -------------------
                      1999      1998       1999     1998       1999      1998
                    --------  --------   -------- --------   --------- ---------
Openings:
  Mall Stores .....       3         1          7        1          13         2
  Superstores .....       7         -         10        -          17         -
    Total (1) .....      10         1         17        1          30         2
Closings:
  Mall Stores .....      (3)       (4)       (15)     (24)        (19)      (34)
  Superstores .....       -         -         (2)      (1)         (2)       (1)
    Total (1) .....      (3)       (5)       (31)     (27)        (35)      (37)
Net increase
 (decrease):
  Mall Stores .....       -        (3)        (8)     (23)         (6)      (32)
  Superstores .....       7         -          8       (1)         15        (1)
    Total (1) .....       7        (4)       (14)     (26)         (5)      (35)

-----------------------------------------------------------
(1) The totals include other retail strategies.

         The Company plans to add approximately 40 new stores in 1999. Media Play and On Cue stores will account for the majority of the total new store square footage and store count, respectively. In addition to store expansion, the Company plans to make upgrades to existing stores and has developed four e-commerce sites launched in June of 1999. Capital expenditures in 1999 for these programs and other capital projects are expected to be approximately $45 million. For 2000, current plans call for a moderate increase to the number of store additions and capital expenditures over the 1999 plan. Management expects that these capital expenditures will be financed primarily by internally generated cash. The Company will continue to assess the profitability of its stores and will close a limited number of underperforming stores in future periods, primarily after the leases expire. Most of the Company's capital expenditures in 1998 related to the remodeling, relocation and general upkeep of existing stores.

         Financing Activities. The Company had no revolver borrowings or other significant financing activities during the nine months ended September 30, 1999. The Company's source of financing for the nine months ended September 30, 1999 was internally generated cash, which accounted for the net decrease in cash and cash equivalents since December 31, 1998 of $191.3 million. For the nine months ended September 30, 1998, cash provided by financing activities (excluding the decrease in outstanding checks in excess of cash balances which related to vendor payments) was $114.3 million and related primarily to the offering of senior subordinated notes discussed previously.

         The initial term of the $25 million standby revolving credit facility expires in September 2002 and is renewable annually thereafter. Maturities of the senior subordinated notes are $110 million in 2003 and $150 million in 2008. The $110 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 102.25% of par on and after June 15, 1999 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The $150 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 104.938% of par on and after March 15, 2003 and thereafter at prices declining annually to 100% of par on and after March 15, 2006. Management believes it will be able to secure adequate financing to repay the senior subordinated notes when they mature.

         In September 1999, the Company's board of directors authorized the repurchase of up to three million shares of common stock on the open market over the next two years. The shares repurchased will be held as treasury stock until reissued for purposes to be determined by the board of directors. Also under the authorization, the Company may repurchase up to $25 million of its outstanding senior subordinated notes by redemption or through the market maker. The timing and amount of purchases will depend primarily on market conditions. The Company expects to finance these purchases with internally generated cash.

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

         The Company has been aware of and understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000. Many of the Company's internally developed computer programs written over the last several years have utilized four digits to define the year. Management initiated formal assessments of existing computer systems as early as 1996 to identify the requirements to achieve Year 2000 readiness. Year 2000 compliance has been achieved through: planned system replacements, installation of maintenance updates conforming to the Year 2000 provided by vendors of purchased packages and modifications to existing computer systems. The Company has primarily utilized internal resources for the installation of maintenance updates and completion of modifications to existing computer systems. Costs of addressing the Year 2000 issue have totaled approximately $2 million through September 30, 1999. Management estimates the total cost of the Company's Year 2000 readiness process, based on currently available information, to be approximately $3 million. The costs of new systems were capitalized in accordance with SOP 98-1. Other incremental costs associated with the Year 2000 remediation effort are being charged to expense as incurred.

         The Company's Year 2000 readiness process involved the evaluation of its information technology ("IT") systems and its systems containing embedded technology such as microcontrollers ("Non-IT" systems), which include communication systems and certain equipment, and consisted of the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Company's Year 2000 readiness process for internal systems is substantially complete through the Implementation phase, including related testing, for both IT and Non-IT systems.

         The Company has formed a task force that is corresponding with the Company's business partners and service providers to determine their state of Year 2000 readiness. The Company has confirmed with its with major product vendors representing 93% of total purchase volume that their systems are Year 2000 ready. Management generally believes that its remaining product vendors will be able to complete the necessary Year 2000 modifications and that there is not likely to be a significant disruption in product supply. However, efforts continue by telephone and the Internet to contact these product vendors who have not yet responded. The Company has received responses to Year 2000 readiness surveys from the majority of its other business partners and service providers. Those not responding have been grouped by category, such as utilities, landlords and banks, and will be addressed in contingency plans.

         The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. However, there can be no absolute assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. In the most reasonably likely worst case scenarios the Company could experience delays in receiving product from vendors, shipping product to stores, accessing various types of information or communicating effectively with financial institutions or vendors. The Company's task force has developed a contingency plan, which generally follows an approach similar to the Company's disaster recovery plan. The Company's task force intends to continue to assess the contingency plan and make modifications, if necessary, throughout the fourth quarter of 1999 and into the first quarter of 2000.

         Forward-Looking Statements. This quarterly report on Form 10-Q contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "anticipates," "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategies or intentions. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: general economic and market conditions; changes in consumer demand and demographics; possible disruptions in the Company's computer or telephone systems; increased or unanticipated costs or other effects associated with Year 2000 compliance by the Company or its service or supply providers; increases in labor costs; the ability to attract and retain qualified personnel; effects of competition, especially in the retailing of music and video products; possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores; higher than anticipated store closing or relocation costs; unanticipated increases in merchandise or occupancy costs; the performance of the Company's e-commerce sites; possible increases in shipping rates or interruptions in shipping service; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business and other factors which may be outside of the Company's control. With respect to the Company's plans to repurchase its common stock and senior subordinated notes, the applicable risk factors also include the availability of excess cash, the attractiveness of prevailing market prices, restrictive covenants in agreements by which the Company is bound and applicable legal requirements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described therein as anticipated, believed, estimated, expected, intended or planned. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company holds no derivative instruments and does not engage in hedging activities.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

       The following are filed as exhibits to Part I of this Form 10-Q:

Exhibit No.                                 Description
-----------     --------------------------------------------------------
    11.         Statement re computation of per share earnings               *
    15.         Letter re unaudited interim financial information          -----
    27.         Financial Data Schedules                                   -----

* The requirements of this exhibit are met by Note 3 of Notes to Consolidated Financial Statements.

       The following are filed as exhibits to Part II of this Form 10-Q:

Exhibit No.                                 Description
-----------     --------------------------------------------------------
    4.6(a)      Loan  and  Security  Agreement dated as of September 29,
                1999  by  and  between  Congress  Financial  Corporation
                (Central)  as  Lender  and  The Musicland Group, Inc. as
                Borrower                                                   -----
    4.6(b)      Form  of  Guarantee   on  behalf  of  Musicland   Stores
                Corporation, Musicland Retail, Inc. and Media Play, Inc.
                dated  as  of  September 29, 1999  in  favor of Congress
                Financial Corporation (Central)                            -----
    4.6(c)      Form  of  General  Security   Agreement  on  behalf   of
                Musicland Retail,  Inc. and Media Play, Inc. dated as of
                September  29, 1999  in  favor  of  Congress   Financial
                Corporation (Central)                                      -----

(b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MUSICLAND STORES CORPORATION
                                                     (Registrant)

                                            BY: /s/ Keith A. Benson
                                               --------------------------------
                                               Keith A. Benson
                                               Vice Chairman, Chief Financial
                                               Officer and Director
                                               (authorized officer, principal
                                               financial and accounting officer)





                                            DATE:  November 11,1999
                                                   ----------------------------