Form 10-K
period 1999-12-31
MUSICLAND STORES CORP
filed 2000-03-24
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
 X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF THE  SECURITIES
---      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR
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

      Registrant's telephone number, including area code: (952) 931-8000

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

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 10, 2000 was approximately $213,243,536 based on the closing stock price of $6.9375 on the New York Stock Exchange on such date (only directors and executive officers of the Registrant are considered affiliates for this calculation).

         The Registrant had 33,078,941 shares of common stock outstanding on March 10, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2000 (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

General

         The Company is the leading specialty retailer of home entertainment products in the United States and is one of the largest national full-media retailers of music, video, books, computer software, video games and other entertainment related products. The Company's stores operate in one segment under two principal strategies: (i) mall based music and video stores ("Mall
Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company ("Suncoast"), and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. At December 31, 1999, the Company operated 1,345 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands, with total store square footage of 8.6 million.

         The Company met its stated objectives for 1999 of (i) increasing profitability, (ii) improving net cash position, (iii) adding retail square footage and (iv) establishing an e-commerce presence. Total sales of $1.89 billion and net earnings of $58.4 million, or $1.60 per diluted share, set new records for the Company, exceeding the previous record sales and net earnings in 1998 by 2.4% and 53.5%, respectively. Operating performance continued to improve in all of the Company's retail store chains in 1999. These performance improvements contributed to increases in inventory turnover and cash flows during 1999. Cash and cash equivalents, which are generally highest at the end of December following the Christmas season, reached $335.7 million by year-end, while total debt, all of which is long-term, remained at approximately $259 million.

         Total store square footage increased 3.4% to 8.6 million in 1999, representing the first net increase in total square footage since 1995. The Company opened 39 new stores in 1999 and closed 40 stores, including the 14 remaining stores in the United Kingdom. Media Play and On Cue stores accounted for the majority of the total new store square footage and store count, respectively. In addition to new stores, the Company continued to remodel or relocate existing stores and established an e-commerce presence with the launch of four e-commerce sites in June of 1999. Capital expenditures in 1999 for these and other capital projects totaled approximately $45.0 million, net of landlord and other funding. The Company's board of directors has authorized the repurchase of up to six million shares of the Company's common stock on the open market. During 1999, the Company repurchased 2.0 million shares for an aggregate cost of $14.7 million.

         The Company's objectives in 2000 are to (i) strengthen its e-commerce presence through increased investment, (ii) begin the first phase in the development of new, web-enabled store systems, (iii) invest capital to remodel Mall Stores and expand Superstores and (iv) continue to improve the profitability of the base brick-and-mortar business. During 2000, the Company plans to open approximately 60 new stores and close 30 or more stores. The remodeling and closing of stores will occur primarily at the end of the lease term in connection with management's ongoing review of store profitability. Capital expenditures in 2000 for these programs and other capital projects are expected to be approximately $60 million.

         Musicland Stores Corporation ("MSC") was incorporated in Delaware in 1988 and acquired The Musicland Group, Inc. ("MGI") on August 25, 1988. MGI was incorporated in Delaware in 1977 as a successor corporation to a number of companies that participated in the music business as early as 1956. The principal asset of Musicland Stores Corporation is 100% of the outstanding common stock of MGI, and, since its formation, MSC has engaged in no independent business operations. MSC and MGI, together with MGI's subsidiaries, are collectively referred to as the "Company."

Mall Stores

         Sam Goody. Sam Goody is a leading specialty music retailer offering a broad product selection in an exciting, customer friendly shopping environment. Sam Goody stores specialize in providing music entertainment products, including compact discs, audiocassettes, music and movie videos, sheet music, music inspired apparel, posters and novelties and other music-related accessories. The music stores are predominantly found in mall locations and range in size from 1,000 to 30,000 square feet, averaging 4,500 square feet. The larger music stores are often in more prominent mall or downtown locations and carry a broader inventory of catalog product, including substantial classical and jazz offerings as well as deep video assortments.

         During 1999, the Company opened five new Sam Goody stores and closed 21 stores. In recent years, the Company has relocated several stores. Most of the relocations are part of an ongoing strategy to replace one or more smaller stores in a mall with a store in a more prominent location in the same mall. Many of the moves position Sam Goody as the exclusive music retailer in the mall. Sam Goody was the single music retailer in 301 malls at the end of 1999. Most of the music stores previously operated under the Musicland name have been converted to the Sam Goody name.

         As of December 31, 1999, the Company operated 680 music stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. The total square footage of music stores was approximately 3.1 million square feet, or 35.4% of the Company's total store square footage as of December 31, 1999. In 2000, the Company plans to open approximately ten new stores and close 20 or more stores. The Company also plans to remodel or relocate approximately 83 stores throughout the year.

         Suncoast. Suncoast is the dominant mall based video retailer in the United States, emphasizing a broad product selection and a high level of customer service in an entertaining atmosphere. Suncoast stores average 2,400 square feet in size and feature newly released and classic movies, special interest videos and episodes from popular TV shows. Complementary products include Hollywood inspired apparel, posters and other products, as well as blank videotapes, storage cases and other video-related accessories. Most movies on videocassette are priced at less than $20 and more than half sell for less than $15. Each store also offers a wide selection of feature films and videos for less than $10. Suncoast stores present DVD in a very visible display in the front of its stores. Although most of the DVD titles are priced at $20 to $30, an increasing number of titles are priced below $20.

         At December 31, 1999, there were 411 Suncoast stores in 46 states, the District of Columbia and the Commonwealth of Puerto Rico. The Company opened nine new Suncoast stores during 1999 and closed three stores. The total square footage of Suncoast stores was approximately 1.0 million square feet, or 11.7% of the Company's total store square footage as of December 31, 1999. The Company plans to open approximately 10 new stores and close 10 or more stores in 2000. The Company also plans to remodel or relocate approximately 30 stores during the year.

Superstores

         Media Play Stores. Media Play is a full-media superstore retailer located in major metropolitan markets offering a superior assortment of home entertainment products at competitive prices. The family-oriented Media Play stores are operated primarily in freestanding and strip mall locations in urban and suburban areas. Media Play's extensive merchandise assortment provides customers with one-stop shopping for music, books, movie and specialty videos, computer software, video games, storage products, personal/portable electronics and licensed movie, music and sports apparel, as well as other media and related products including magazines, trading cards, posters and toys. Store features such as M.P. Kids, Game Zone and Jam Central provide a family oriented and exciting shopping environment appealing to customers of all ages. The vendor sponsored M.P. Kids department functions as a play area for children and has a wide array of popular movies, books and interactive and educational toys for children. Game Zone is an interactive department in which customers can buy both new and used video games, sample product on one of two game stations and also sell or trade their used video games. The Jam Central area combines musical instruments, sheet music and accessories into an exciting in-store boutique.

         The Company opened four Media Play stores in 1999 and plans to open six Media Play stores in 2000. Media Play will enter the Pittsburgh market in 2000 with three of the planned new stores while the remainder of the new stores will be additions to existing markets. The new stores opened in 1999 and planned for 2000 average approximately 35,000 square feet. The Company also plans to downsize a select number of existing Media Play stores, which currently average 47,000 square feet, to the current prototype of 30,000 to 40,000 square feet. The smaller stores are part of the Company's strategy to create a smaller, more streamlined store format with enhanced departments and upgraded signage and graphics. At December 31, 1999, the Company operated 73 Media Play stores in 19 states with total square footage of approximately 3.4 million square feet, or 39.8% of the Company's total store square footage.

         On Cue Stores. On Cue is a full-media retailer located in small cities, generally with populations between 10,000 and 30,000 people, providing a wide assortment of entertainment products at competitive prices and superior customer service to encourage repeat business. On Cue stores average 6,200 square feet in size and offer customers a convenient local store to shop for music, books, videos, computer software, video games and related products. On Cue customers also have access to over 200,000 music and video titles as well as a comprehensive selection of book titles through the Company's special order program. The in-store boutique, Jam Central, is also in On Cue stores and features an expanded selection of musical instruments and accessories including keyboards, guitars, microphones, amps, starter drum sets and P.A. systems.

         The Company opened 21 On Cue stores and closed two stores in 1999. At December 31, 1999, the Company operated 181 On Cue stores in 31 states with total square footage of approximately 1.1 million square feet, or 13.1% of the Company's total store square footage. The Company plans to open approximately 35 On Cue stores in the Midwest, West Coast and Pacific Northwest during 2000.

E-Commerce

         In  June  of  1999,  the  Company   launched  four  e-commerce   sites:
SamGoody.com, Suncoast.com, MediaPlay.com and OnCue.com. The sites offer a diverse selection of products frequently cross-merchandised around entertainment personalities and themes. A full line of music and video (VHS and DVD) products are complemented by selected licensed apparel, electronics, accessories, toys, sheet music, entertainment books, video games and computer software. The e-commerce strategy integrates the Company's strong store brands and capitalizes on the Company's nationwide presence, broad fashion-forward merchandise and state-of-the-art inventory and distribution systems. E-commerce product orders are fulfilled from the Company's distribution facility in Franklin, Indiana.

         Customers accumulate Replay loyalty points for both online and in-store purchases. The Company's electronic gift card can be purchased and used in any of the Company's stores or e-commerce sites once it is activated. The gift cards allow younger buyers who do not have a credit card to shop online. During 2000, the Company plans to implement upgrades to the e-commerce sites that will increase online capacity and merchandise offerings. The e-commerce sites are ready to deliver direct music downloading as demand develops.

Products

         Sales and percentage of total sales attributable to each product group are as follows:

                                         Years Ended December 31,
                        ------------------------------------------------------
                              1999               1998                1997
                        ---------------    ----------------    ---------------
                          Sales     %        Sales      %        Sales     %
                        --------  -----    --------   -----    --------  -----
                                          (dollars in millions)
 Music:
  Compact discs......   $  832.8   44.0 %  $  781.7    42.3 %  $  707.0   40.0 %
  Audiocassettes and
    other............      146.9    7.8       183.0     9.9       223.0   12.6
                        --------  -----    --------   -----    --------  -----
       Total music...      979.7   51.8       964.7    52.2       930.0   52.6
 Video:
  DVD................      110.9    5.9        55.4     3.0         9.3    0.5
  Videocassettes and
    other ...........      404.6   21.3       475.6    25.8       499.8   28.3
                        --------  -----    --------   -----    --------  -----
       Total video...      515.5   27.2       531.0    28.8       509.1   28.8
 Books and other
  entertainment
  products...........      396.6   21.0       351.2    19.0       329.2   18.6
                        --------  -----    --------   -----    --------  -----
          Total......   $1,891.8  100.0 %  $1,846.9   100.0 %  $1,768.3  100.0 %
                        ========  =====    ========   =====    ========  =====

         Music. Sales of music in the U.S. market climbed 6.3% to $14.6 billion in 1999 from $13.7 billion in 1998 and are expected to grow at a compound annual rate of 5.5% through 2003, according to such sources as the Recording Industry Association of America.

         Sam Goody stores typically carry 6,000 to 10,000 compact disc titles, depending upon store size and location, while the largest Sam Goody stores carry up to 30,000 compact disc titles. Media Play and On Cue stores carry up to 40,000 and 9,000 compact disc titles, respectively. These titles include "hits," which are the best selling newer releases, and "catalog" items, which are older but still popular releases that customers purchase to build their collections.

         Video. The video sell-through market, including VHS and DVD, totaled an estimated $9.9 billion in 1999 and is expected to grow at a compound annual rate of 4.6% over the next ten years, according to Paul Kagan Associates, Inc. In 1999, the third year of DVD merchandising, the Company's DVD sales exceeded $100 million and were double that of the previous year. The Company expects the significant growth in DVD sales to continue over the next several years as more consumers purchase DVD players and more titles become available on the DVD format. The DVD Video Group reported that DVD players reached an installed base of nearly 5 million players by the end of 1999.

         Nearly all of the Company's stores carry DVD in addition to the videocassette format. Suncoast and Media Play stores, in particular, devote significant space and special displays to DVD product. Suncoast stores feature up to 12,000 titles, including 3,200 in the DVD format. Media Play stores carry up to 15,000 titles, including 3,200 DVD titles. Sam Goody stores typically carry 800 DVD titles and 3,000 video titles in total, while the largest Sam Goody stores carry up to 3,000 DVD titles out of a total of 12,000 video titles. On Cue stores carry up to 3,500 titles, including 800 DVD titles.

         Books and Other Entertainment Products. Media Play and On Cue stores carry up to 45,000 and 8,500 titles of books, respectively. Other entertainment products include computer software, video games, electronics, storage cases, educational toys, sheet music, instruments and brand name blank audio and video tapes, as well as entertainment related accessories, apparel, posters and various other trend related items. The Company's stores carry a limited variety of electronic equipment such as portable compact disc and audio cassette players, portable stereo systems and kids' electronic products at retail prices under $200. DVD players are currently offered in all Media Play and On Cue stores. Movie and artist related accessories and apparel products are highly influenced by the trends and fads surrounding popular movies, TV shows, actors and artists.

         Computer software and video games are available primarily in Media Play and On Cue stores. All Media Play stores and a limited number of On Cue stores allow customers to buy, sell and trade used video games through the in-store boutique, Game Zone. The in-store boutique Jam Central is in all Media Play and On Cue stores and features a selection of guitars, basses, amps, keyboards, drums, accessories and sheet music. The Company introduced a private-label Fairmont guitar brand for the 1999 holiday season. Jam Central merchandise will be available through the Company's e-commerce sites in 2000.

Suppliers

         Substantially all of the home entertainment products sold by the Company are purchased directly from manufacturers. The Company purchases inventory for its stores from approximately 1,100 suppliers, exclusive of consignment arrangements. In 1999, approximately 67% of all purchases, net of returns, were made from the 10 largest suppliers in terms of net purchase volume. The Company has no long-term contracts with its suppliers and transacts business principally on an order-by-order basis as is typical throughout the industry.

         The Company received confirmation from its major product vendors representing 93% of total purchase volume that their systems are Year 2000 ready. The Company made efforts by telephone and the Internet to obtain information from the remaining product vendors who had not responded to the
Company's Year 2000 readiness inquiries. To date, the Company has not experienced delays in receiving product from its suppliers related to the Year 2000 issue. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Other Matters - Year 2000."

Marketing

         The Company's major suppliers offer cooperative advertising support and provide funds for the placement and position of product. The Company's marketing programs are designed to build each store's brand image, encourage first-time visits and reinforce store loyalty among existing customers through a wide variety of traffic-driving special events and promotions. The Company has developed marketing and advertising partnerships with its vendors and nationally recognized corporations for cross promotions, events and sweepstakes that the Company believes are attractive to shoppers. For the fifth consecutive year, the Company has run a nationally televised/advertised unsigned band competition, or "Bandemonium" search, which appeals to its target customers. In addition to the Sam Goody stores, sponsors of the Bandemonium event in 1999 included the presenting sponsor PepsiCo, as well as Gibson and L'Oreal. Bandemonium was expanded in 1999 to include dedicated in-store space for the promotion of unsigned band product throughout the year. The product will be promoted on the Company's e-commerce sites in 2000.

         Nearly 900,000 customers are members of the Replay program, a frequent shopper program designed to promote customer loyalty and encourage repeat visits through special offers and targeted marketing. During 1999, customers of
Suncoast and On Cue stores were added to the existing base of Sam Goody customers. The program will be expanded to Media Play customers in 2000. The Company publishes Request, a cutting-edge music and video entertainment newsmagazine for younger customers distributed in Sam Goody, Media Play and On Cue stores and also at limited magazine stands. The magazine has a pass-along readership estimated in the millions. The Request web site, requestmagazine.com, offers an online version of the music reviews from the magazine together with downloadable sound clips.

Store Operations

         Sam Goody, Suncoast and On Cue stores are typically managed by a store manager and an assistant manager. Media Play stores are typically managed by a general manager, an assistant general manager and three to five department managers. Most stores are open up to 80 hours per week, seven days a week. The Company does not extend credit to customers, but most major credit cards are accepted. In November of 1999, the Company launched a new electronic stored value card that can be purchased in any denomination and can be reloaded with additional value at any time. Once activated, the card can be purchased, used and reloaded at any of the Company's stores as well as its four e-commerce sites. The cards allow younger consumers who do not have a credit card to shop online.

         The  Company  has  completed   and  tested  the  necessary   Year  2000
remediations to all of its store systems. To date, the Company has not experienced any significant business disruption related to the Year 2000. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Other Matters - Year 2000."

Industry and Competitive Environment

         The retail home entertainment industry is highly competitive. The Company competes with other brick-and-mortar retailers and a growing number of direct-to-consumer alternatives.

         Brick-and-Mortar Retailers. The Company competes with large, established music and video chains, such as those operated by Trans World Entertainment Corporation, The Wherehouse and Tower Records; consumer electronics superstores such as Best Buy and Circuit City; mass merchants such as Wal-Mart, Kmart and Target and other specialty retail stores such as Barnes & Noble and Borders. Some of these competitors may have greater financial or other resources than the Company. In addition, the Company also faces competition from video rental stores, variety discounters and warehouse clubs.

         Direct-to-Consumer. The Internet has become an established avenue for retailing. The purchase of music, video and books, in particular, through the Internet is increasing in popularity with consumers. The Company's e-commerce competitors include Amazon.com, CDnow.com, Barnesandnoble.com, mp3.com and others, most of which have one or more marketing alliances. In addition to the Internet, consumers receive television and mail order offers and have access to mail order clubs. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and video and may have advantageous marketing relationships with their affiliates. Consumers also have access to cable television and digital satellite systems, including pay-per-view television. Many retailers as well as certain distributors are testing technology that allows for the purchase of music through a digital download via either the Internet in the home or from an in-store kiosk unit. Although sales to date have been minimal, consumer interest in this form of distribution could increase as the technology improves and the assortment of titles available for download widens.

         While consolidation of brick-and-mortar retailers slowed during 1999, significant consolidation is occurring elsewhere in the home entertainment industry. Time Warner Inc. recently agreed to be acquired by America Online, Inc. and also agreed to combine its music operation with Britain's EMI Group plc. The Sony Corporation of America and Time Warner Music Inc., two of the Company's largest suppliers, agreed to form a strategic alliance with CDnow, Inc. for music sales and delivery over the Internet. The Universal Music Group of Seagram Co. Ltd., another major supplier to the Company, agreed to purchase 50% of an Internet music retailing company operated by Bertelsmann AG, also a major supplier to the Company.

         The Company has adopted strategies to address these industry developments. The Company began Internet retailing in June of 1999 and plans to make investments during 2000 to strengthen its e-commerce presence and to develop strategic alliances. Web technology will be utilized to enhance the interactive environment both online and in the stores. The Company participated in a limited test of digital delivery of music and is ready to offer music downloading on its e-commerce sites as demand develops.

Seasonality

         The Company's business is highly seasonal, with sales peaking during the Christmas holiday season as is typical for most retailers. Because of the higher sales volume and extended payment terms generally provided by most product vendors for seasonal inventory purchases, the Company's cash position is generally highest at the end of December. Seasonal purchases of inventory typically begin during the third quarter and continue into the fourth quarter, while payment is typically due near the beginning of the following year. For the year ended December 31, 1999, 38.2% of the Company's sales and 93.8% of the Company's net earnings were generated in the fourth quarter. Quarterly results are affected by, among other things, the timing and strength of new product offerings, the timing of holidays, new store openings and sales performance of existing stores. See Note 15 of Notes to Consolidated Financial Statements for quarterly financial data.

Trademarks and Service Marks

         The Company owns a number of trademarks, trade names and service marks, many of which have become key components of the Company's marketing and branding programs. The Company operates its Mall Stores under the names Sam Goody(registered), Musicland(registered) and Suncoast Motion Picture Company(registered) and operates its Superstores under the names Media Play(registered) and On Cue(registered). In addition, the Company operates five commercial Web sites using the trade names SamGoody.com-sm (http://www.samgoody.com), Suncoast.com-sm, Mediaplay.com-sm, OnCue.com-sm and Requestline.com-sm, and has trademark applications pending for them. The Company also uses the names REQUEST(registered) and REPLAY(registered) in its advertising and promotional activities.

Personnel

         As of February 21, 2000, the Company employed approximately 5,900 full-time employees and 10,000 part-time employees. Unions represent hourly employees at 14 of the Company's stores. All other facilities are non-union and the Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         Corporate Headquarters and Distribution Facilities. The Company owns its corporate headquarters facility in Minneapolis, Minnesota, consisting of an office building with approximately 94,000 square feet of space on approximately
5.4 acres of land. Additional office, warehouse and storage space located in Minneapolis, Minnesota totaling approximately 150,000 square feet are under operating leases that expire at various dates through February 2002. The Company owns its distribution facilities located in Franklin, Indiana, consisting of a 715,000 square foot building on approximately 66.6 acres of land, with options on approximately 33.4 additional acres of land. The Company also has approximately 105,000 square feet of storage space in a building located in Indianapolis, Indiana, under an operating lease expiring in January 2001.

         Retail Stores. At December 31, 1999, the Company operated 1,345 retail stores, including 1,336 stores in the United States, seven stores in Puerto Rico and two stores in the Virgin Islands. The Company owns three Media Play stores and has operating leases for all other stores that expire in various years through 2016. The leases have noncancelable terms that generally range from three to 20 years and many include renewal options for additional periods. Certain store leases provide the Company with an early cancellation option if sales for a designated period do not reach a specified level as defined in the lease. Most of the store leases contain escalation clauses and require payment of real estate taxes, utilities, common area maintenance costs and contingent rentals based on percentages of sales in excess of specified minimums. Certain store leases contain provisions restricting assignment, merger, change of control or transfer. The following table lists the number of store leases due to expire or terminate in each year based on the fixed lease term, giving effect to early cancellation options and excluding renewal options.

     2000.....................  256         2005.....................   169
     2001.....................  250         2006.....................    53
     2002.....................  125         2007.....................    14
     2003.....................  184         2008......................   22
     2004.....................  168         2009 and thereafter.......  101

         Of the 506 leases expiring in 2000 and 2001, 123 have renewal options. In most cases, the Company expects that it should be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations. In 2000, the Company plans to close 30 or more stores and relocate 36 stores. Most of the relocations are part of a strategy to replace one or more smaller stores in a mall with a store in a more prominent location in the same mall. The relocation and closing of stores will occur primarily at the end of the lease term in connection with management's ongoing review of store profitability.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings that arise in the course of conducting its business. It is management's opinion that the ultimate resolution of such proceedings is not likely to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by MSC during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED STOCKHOLDER
         MATTERS

         The common stock of MSC is traded on the New York Stock Exchange under the symbol MLG. For common stock price information, see Note 15 of Notes to Consolidated Financial Statements. As of March 10, 2000, MSC had approximately 484 holders of record of its common stock.

         MSC has never paid cash dividends on its capital stock and has no plans to pay cash dividends in the future. The current policy of the Board of Directors of MSC is to reinvest in the business of the Company. The terms of the Company's indentures for the 9% and 9 7/8% senior subordinated notes restrict the amount of cash dividends that may be paid by MSC. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial data for the years indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes contained in Item 14 and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Item 7.

                      SELECTED CONSOLIDATED FINANCIAL DATA
             (In thousands, except per share amounts and store data)

                                        Years Ended December 31,
                      ---------------------------------------------------------
                         1999        1998        1997        1996       1995
                      ----------  ----------  ----------  ---------- ----------
Statement of
 Operations Data:
Sales................ $1,891,828  $1,846,882  $1,768,312  $1,821,594 $1,722,572
Gross profit.........    690,835     656,300     614,829     611,759    606,070
Selling, general
 and administrative
 expenses............    543,518     532,018     529,427     576,658    525,213
Depreciation and
 amortization........     41,276      39,471      39,411      44,819     45,531
Goodwill write-down..          -           -           -      95,253    138,000
Restructuring
 charges.............          -           -           -      75,000          -
Operating income
 (loss)..............    106,041      84,811      45,991    (179,971)  (102,674)
Interest expense.....     22,661      30,478      31,720      32,967     27,881
Earnings (loss)
 before income taxes.     83,380      54,333      14,271    (212,938)  (130,555)
Income taxes.........     25,000      16,300         300     (19,200)     5,195
Net earnings (loss)..     58,380      38,033      13,971    (193,738)  (135,750)

Earnings (loss) per
 common share:
   Basic............. $     1.65  $     1.10  $      .42  $    (5.80)$    (4.00)
   Diluted...........       1.60        1.04         .41       (5.80)     (4.00)

                                             December 31,
                      ---------------------------------------------------------
                         1999        1998        1997        1996       1995
                      ----------  ----------  ----------  ---------- ----------
Balance Sheet Data:
Total assets......... $1,063,574  $  973,640  $  733,895  $  996,915 $  996,957
Long-term debt,
 including current
 maturities..........    258,950     258,871     193,087     396,599    163,000
Stockholders' equity.    109,358      63,982      18,770       2,619    195,811

Store Data:
Total store square
 footage (in
 millions)...........        8.6         8.3         8.3         9.5        9.9
Store count:
 Sam Goody stores....        680         696         713         777        820
 Suncoast stores.....        411         405         409         422        412
 Media Play stores...         73          69          68          87         89
 On Cue stores.......        181         162         157         158        153
 Other retail
  strategies.........          -          14          16          22         22
                      ----------  ----------  ----------  ---------- ----------
      Total..........      1,345       1,346       1,363       1,466      1,496
                      ==========  ==========  ==========  ========== ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

         The Company's performance in 1999 set new sales and earnings records, surpassing the previous records achieved in 1998. Total sales rose 2.4% to $1.89 billion while operating income improved by $21.2 million to $106.0 million, an increase of 25.0%. Net earnings in 1999 increased 53.5% to $58.4 million, or $1.60 per diluted share, from $38.0 million, or $1.04 per diluted share, in 1998. The earnings improvements resulted primarily from comparable store sales increases, gross margin improvements and lower interest expense. The loss from e-commerce operations, net of tax benefit, reduced net earnings by $0.10 per share in 1999.

         The table below presents certain sales and store data for Mall Stores, Superstores and in total for the Company for the last three years. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as a single operating segment. The Company formed an e-commerce operation in 1998 and began online retailing in June of 1999. To date, the Company's e-commerce operations have not been significant.

                                                Years Ended December 31,
                                        ----------------------------------------
                                           1999          1998           1997
                                        ----------    ----------    ------------
                                        (dollars and square footage in millions)
Sales Data:
Sales:
   Mall Stores (1)..................... $  1,222.1    $  1,206.8    $  1,165.0
   Superstores (1).....................      668.6         627.9         589.5
      Total (2)........................    1,891.8       1,846.9       1,768.3
Percentage change from prior year:
   Mall Stores (1).....................        1.3 %         3.6 %         0.4 %
   Superstores (1).....................        6.5           6.5          (8.4)
      Total (2)........................        2.4           4.4          (2.9)
Comparable store sales increase (3):
   Mall Stores.........................        2.0 %         6.5 %         4.7 %
   Superstores.........................        3.7           7.2           4.1
      Total (2)........................        2.6           6.7           4.5

Store Data:
Number of stores open at year end:
   Mall Stores ........................      1,091         1,101         1,122
   Superstores.........................        254           231           225
      Total (2)........................      1,345         1,346         1,363
Total store square footage at year end:
   Mall Stores.........................        4.1           4.0           4.0
   Superstores.........................        4.5           4.3           4.2
      Total (2)........................        8.6           8.3           8.3

-------------------------------------
(1) Mall Store sales in 1999 include sales from SamGoody.com and Suncoast.com; Superstore sales in 1999 include sales from MediaPlay.com and OnCue.com.
(2)  The totals include other retail strategies.
(3) Comparable store sales percentages are computed for stores open for a full year during each year.

         Sales. The increases in total sales for the year ended December 31, 1999 were led by the comparable store sales increases and sales from 25 new superstores opened in 1999, which included four Media Play stores and 21 On Cue stores. The music product category continued as the main contributor to comparable store sales growth, generating comparable store sales increases of 2.4% on top of strong comparable store sales gains in 1998 and 1997. DVD sales in 1999 of $110.9 million were double the 1998 DVD sales of $55.4 million. The significant growth of DVD sales partially offset declines in consumer demand for videocassettes and the difficult comparisons against the record video sales of the blockbuster movie "Titanic" released in September 1998.

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

         In recent years, the Company has expanded product offerings of popular items such as musical instruments, educational toys, portable electronics and video games, which has enabled the Company to achieve sales growth outside of its core music and video product categories. As a result of this sales growth, combined sales in the trend, contemporary, electronics and other product categories increased to 21% of total sales in 1999 while music and video sales were 79% of total sales. The comparable store sales percentage increase (decrease) and the percentage of total sales attributable to the Company's music and video product categories for the last three years are presented below.

                                                  Years Ended December 31,
                                             -----------------------------------
                                               1999         1998          1997
                                             --------     --------      --------
          Music...........................      2.4 %        6.4 %         7.5 %
          Video...........................     (3.2)         5.7           0.2
          Music and video as a percentage
           of total sales.................     79.0         81.0          81.4

         The table below presents certain components of earnings as a percentage of sales for the last three years.

                                                  Years Ended December 31,
                                            ------------------------------------
                                               1999         1998          1997
                                            ---------     ---------    ---------
          Gross profit....................     36.5 %        35.5 %       34.8 %
          Selling, general and
           administrative expenses........     28.7          28.8         29.9
          Depreciation and amortization...      2.2           2.1          2.2

         Gross Profit. The gross margin improvement in 1999 was the result of the Company's ongoing strategy of selective price increases and conservatively managed promotional pricing. A decrease in inventory shrinkage added 0.1% to gross margin in 1999. Most of the gross margin improvement in 1998 was attributable to less promotional pricing and selective price increases made during the second half of 1997 and in 1998. Inventory shrinkage decreased in 1998 and accounted for 0.2% of the gross margin improvement.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1999 increased $11.5 million, or 2.2%, over 1998. Expenditures for the e-commerce operation totaled approximately $6 million, the majority of which related to marketing and infrastructure costs. This incremental expense in 1999 was offset by a decrease in the provision for store closings due to lower estimated closing costs, because most closings are planned to occur after the lease expiration. Excluding e-commerce expenses, selling, general and administrative expenses as a percentage of sales were 28.4%. The lower expense rate in 1999 compared with 1998 was primarily the result of comparable store sales growth.

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

         As part of a strategy to build market share, the Company plans to significantly increase expenditures in 2000 for its e-commerce operations. Most of the expenditures will be reported as selling, general and administrative expenses and will focus on intensified marketing efforts as well as infrastructure and site enhancements. The Company expects these expenditures, net of tax benefit, to reduce earnings per share by up to $0.30 or more in 2000.

         Depreciation and Amortization. Capital spending for new stores and upgrades to existing stores caused depreciation and amortization to increase in 1999 over the prior year. This increase was partially offset by decreases to depreciation and amortization resulting from the closing of stores. Depreciation and amortization in 1998 was comparable to 1997. Increases to depreciation and amortization in 1998 resulting from capital expenditures and the Company's distribution facility in Franklin, Indiana were offset by decreases to depreciation and amortization resulting from store closings.

         Interest Expense. Components of interest expense for the last three years were as follows:

                                                     Years Ended December 31,
                                                 -------------------------------
                                                   1999        1998        1997
                                                 -------     -------     -------
                                                          (in millions)
         Interest on revolver borrowings......    $    -      $  3.5      $ 19.0
         Interest on term loan................         -         3.6         1.2
         Interest on senior subordinated
          notes...............................      24.8        20.8         9.9
         Other interest, net of interest
          income..............................      (2.1)        2.6         1.6
                                                 -------     -------     -------
            Total.............................    $ 22.7      $ 30.5      $ 31.7
                                                 =======     =======     =======

         The decrease in interest expense in 1999 compared with 1998 and 1997 resulted from improvements in operating performance and the issuance of $150 million of 9 7/8% senior subordinated notes in April 1998, which enabled the Company to forgo revolver borrowings. During 1999, the Company had monthly average total cash and cash equivalents of $87.8 million, which generated $4.3 million of interest income. For the years ended December 31, 1998 and 1997, average daily revolver borrowings, based upon the number of days with outstanding borrowings, weighted average interest rates, based on the average daily revolver borrowings, and the highest balances outstanding under the revolving credit facility were as follows:

                                                                Years Ended
                                                                December 31,
                                                            ------------------
                                                             1998        1997
                                                            ------      ------
                                                          (dollars in  millions)
          Average daily revolver borrowings...............  $ 56.4      $238.5
          Number of days with outstanding revolver
           borrowings.....................................     201         362
          Weighted average interest rate, excluding
           facility costs.................................     7.8 %       7.4 %
          Highest level of revolver borrowings............  $152.0      $273.0

         For the years ended December 31, 1999, 1998 and 1997, the Company incurred facility costs related to revolving credit facilities of $0.6 million, $1.1 million and $1.5 million, respectively. Most of the increase in the interest rate in 1998 over 1997 resulted from amendments to the Company's former credit agreement that increased the margin added to variable interest rates on revolver borrowings.

         Income Taxes. The effective income tax rates of 30.0% in 1999 and 1998 and 2.1% in 1997 vary from the federal statutory rate as a result of deferred tax valuation allowances and state income taxes. Valuation allowances reduce deferred income tax balances to the approximate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year. Valuation allowances, established in 1996, were reduced by $8.9 million, $4.0 million and $7.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. See Note 4 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         The Company's financial position has strengthened in recent years as a result of increased profitability, operating improvements and the completion in April 1998 of an offering of $150 million of 9 7/8% senior subordinated notes due in 2008. The Company had no revolver borrowing activity during 1999 and had minimal revolver borrowing activity in 1998 after completion of the offering. At December 31, 1999 and 1998, the Company had no outstanding revolver borrowings and had cash and cash equivalents of $335.7 million and $257.2 million, respectively. In September 1999, the Company cancelled its revolving credit facility, which would have expired in October 1999, and replaced it with a standby $25 million secured facility with an initial term of three years. The maximum available under the facility requires a minimum inventory of $150 million at specified locations and is reduced by outstanding letters of credit. Management currently intends to have no more than minimal use of this revolving credit facility, relying on internally generated cash as the Company's primary source of capital. See "- Financing Activities" and Note 3 of Notes to Consolidated Financial Statements.

         Operating Activities. Net cash provided by operating activities (including the increase (decrease) in outstanding checks in excess of cash balances which primarily related to vendor payments) was $141.1 million in 1999, $215.6 million in 1998 and $86.7 million in 1997. The significant increases in operating cash flows since 1997 have been attributable to increased profitability and operating improvements achieved through better store performance and working capital management. More frequent purchases closer to the time of sale and better in-stock positions have enabled the Company to maintain lower inventory levels and increase inventory turnover.

         Inventories decreased slightly at December 31, 1999 versus the prior year while total store square footage increased in 1999 by 300,000 square feet. Inventory turnover improved to 2.33 in 1999 from 2.28 in 1998. Accounts payable at December 31, 1999 increased by $23.8 million over 1998 as a result of the improvement in inventory turnover. The increase in other current liabilities at December 31, 1999 was primarily due to increases in gift certificate deferred revenue and income taxes payable. The Company's introduction of a new electronic gift card in November 1999 contributed to higher Christmas season purchases versus the paper gift certificates in 1998, which increased approximately 23% over the November-December holiday period of the previous year. The increase in income taxes payable is due to the increase in earnings.

         For the year ended December 31, 1998, inventory turnover was 2.28 compared with 2.05 in 1997. The significant increase was a result of the inventory management programs discussed above as well as the closing of underperforming stores and the completion of the Company's restructuring programs in the first quarter of 1997. At December 31, 1998, although inventories remained comparable to the prior year, accounts payable increased by $107.3 million over December 31, 1997, reflecting normal extended payment terms for seasonal inventory purchases as well as later purchases of seasonal inventory. In addition, accounts payable at December 31, 1997 was impacted by the combination of earlier payments to product vendors for seasonal purchases and the completion in the fourth quarter of payment of certain accounts payable balances that had been temporarily deferred from the first quarter. The most significant increase in other current liabilities relates to the increase in income taxes payable as a result of higher earnings in 1998.

         Investing Activities. Capital expenditures and store data for the last three years are as follows:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                      1999      1998      1997
                                                    -------   -------   -------
         Capital expenditures (in millions).......  $  48.3   $  27.2   $  10.9
         Store openings:
            Mall Stores...........................       14         7         2
            Superstores...........................       25         7         1
               Total (1)..........................       39        14         3
         Store closings:
            Mall Stores...........................      (24)      (28)      (79)
            Superstores...........................       (2)       (1)      (21)
               Total (1)..........................      (40)      (31)     (106)
         Net increase (decrease) in store count:
            Mall Stores...........................      (10)      (21)      (77)
            Superstores...........................       23         6       (20)
               Total (1)..........................       (1)      (17)     (103)
-----------------
 (1) The totals include other retail strategies.

         The most significant portion of the Company's capital expenditures in each year related to the remodeling, relocation and general upkeep of existing stores and, to a lesser extent, the opening of new stores. The number of stores closed in 1997 included 61 stores closed under restructuring programs. All other closings in 1997 and in 1999 and 1998 resulted from the Company's ongoing monitoring of store performance in conjunction with lease expirations.

         The Company used primarily internally generated cash to finance capital expenditures in 1999. In addition, the Company received landlord and other funding of $3.3 million, typically in the form of contributions and rent abatements for new stores and relocations of existing stores. In 1998, the Company used internally generated cash and, to a lesser extent, borrowings under the revolving credit facility to finance capital expenditures.

         The Company's planned capital expenditures for 2000 are expected to be approximately $60 million, the majority of which will include expenditures for existing stores as well as approximately 60 new stores. The Company's expenditures for existing stores include the remodel or relocation of over 100 stores as well as the general upkeep of both Mall Stores and Superstores. Media Play and On Cue stores will continue to account for the majority of the total new store square footage and store count, respectively. In addition to store spending, capital expenditures are planned for the improvement of the Company's e-commerce sites, the first phase in the development of new web-enabled store systems and the expansion of the Company's headquarters facilities. Management plans to use primarily internally generated cash to finance these capital expenditures. The Company anticipates closing 30 or more stores in 2000, primarily when the leases expire, as part of management's ongoing review of store profitability.

         Financing Activities. The Company's primary source of financing during 1999 was internally generated cash. During 1999, the Company used internally generated cash to purchase 2,015,700 shares of its common stock at a cost of $14.7 million. The stock purchase is part of a program authorized by the Company's board of directors to repurchase up to six million shares of common stock on the open market. The shares repurchased will be held as treasury stock until reissued for purposes to be determined by the board of directors. The Company plans to finance these purchases with internally generated cash.

         Financing activities in 1998 include net proceeds of $144.3 million received by the Company from the offering of $150 million of 9 7/8% senior subordinated notes. The net proceeds were used to repay $32.1 million of outstanding mortgage notes payable and to reduce outstanding revolver borrowings. Excess cash generated from strong Christmas season sales in 1998 was used to repay the $50 million term loan in December 1998.

         Maturities of the senior subordinated notes are $110 million in 2003 and $150 million in 2008. The $110 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 102.25% of par on and after June 15, 1999 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The $150 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 104.938% of par on and after March 15, 2003 and thereafter at prices declining annually to 100% of par on and after March 15, 2006. The Company's board of directors has authorized the repurchase of up to $25 million of either of its outstanding issues of senior subordinated notes by redemption or through the market maker. The timing and amount of purchases will depend primarily on market conditions. Management expects to use internally generated cash for any such repurchases and believes it will be able to secure adequate financing to repay the senior subordinated notes when they mature.

Other Matters

         Inflation, Economic Trends and Seasonality. Although its operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations during the past three years. The Company's business is highly seasonal. See "Seasonality" and Note 15 of Notes to Consolidated Financial Statements for quarterly financial data.

         Year 2000. To date, the Company has not experienced any significant business disruptions and has had no delays in receiving product from its suppliers as a result of the Year 2000. While the risks associated with Year 2000 readiness peaked with the change of the date from December 31, 1999 to January 1, 2000, there is a risk that a Year 2000 related issue could surface within the year. The Company plans to continue to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. However, if third parties upon which the Company relies fail to adequately address any of their Year 2000 problems, it could disrupt the Company's business. In the most reasonably likely worst case scenarios the Company could experience delays in receiving product from vendors, shipping product to stores, accessing various types of information or communicating effectively with financial institutions or vendors. The Company's Year 2000 task force has developed a contingency plan, which generally follows an approach similar to the Company's disaster recovery plan should any significant business disruption related to the Year 2000 occur. The task force has also confirmed with the Company's major product vendors, representing 93% of total purchase volume, that their systems are Year 2000 ready. Efforts were made by telephone and the Internet to obtain information from the remaining product vendors who had not responded to the Company's Year 2000 readiness inquiries. The task force also received responses to Year 2000 readiness surveys from the majority of the Company's other business partners and service providers.

         The Company's Year 2000 readiness process for its internal systems was substantially complete by the third quarter of 1999. Incremental costs of addressing the Year 2000 issue, which have totaled approximately $3 million, were charged to expense as incurred. The Company primarily utilized internal resources for the completion of Year 2000 remediations. The cost for the purchase of any new, Year 2000 compliant system was capitalized in accordance with SOP 98-1.

         Forward-Looking  Statements.  This annual  report on Form 10-K contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to the Company's operations that are based on management's current expectations, estimates and projections about the Company and the home entertainment industry. Words such as "believes," "expects," "may,"

"will," "should," "seeks," "anticipates," "intends" or "plans," either in the positive or negative, or discussions of strategy or intentions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Further, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Examples of factors that could cause actual outcomes and results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements are: general economic and market conditions; changes in consumer demand and demographics; increased or unanticipated costs or other effects associated with Year 2000 compliance by the Company or its service or supply providers; increases in labor costs; the ability to attract and retain qualified personnel; effects of competition, especially in the retailing of music and video products; possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores; higher than anticipated store closing or relocation costs; unanticipated increases in merchandise or occupancy costs; the performance of the Company's e-commerce sites; possible increases in shipping rates or interruptions in shipping service; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business and other factors which may be outside of the Company's control. The Company's repurchase of its common stock is also dependent on the availability of excess cash, the attractiveness of prevailing market prices and restrictive covenants by which the Company is bound. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Management undertakes no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company holds no derivative instruments and does not engage in hedging activities. Information about fair value of financial instruments is included in Note 12 of Notes to Consolidated Financial Statements.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes are included in
Item 14 of this report. See Index to Consolidated Financial Statements contained in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these items of Part III will be set forth in the Proxy Statement under similar captions and is incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this report:

         (1)      Consolidated Financial Statements

                  See Index to Consolidated Financial Statements on page 20.

         (2)      Financial Statement Schedules

                  Financial Statement Schedules have been omitted because they are not required or are not applicable, or because the information required either is not material or is included in the Consolidated Financial Statements or related notes.

         (3)      Exhibits

                  See Exhibit Index on pages 39 through 40.

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1999.

(c)      Exhibits

                  See Exhibit Index on pages 39 through 40.

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

                                    MUSICLAND STORES CORPORATION
                                            (Registrant)

                                    By:            /s/ Jack W. Eugster
                                        ----------------------------------------
                                         Jack W. Eugster, Chairman of the Board,
                                          President and Chief Executive Officer

                                    Date:              March 24, 2000
                                          --------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature                   Capacity                        Date
           ---------                   --------                        ----
                           Chairman of the Board, President
                           and Chief Executive Officer
 /s/ Jack W. Eugster       (principal executive officer)          March 24, 2000
-------------------------
     Jack W. Eugster

                           Vice Chairman, Chief Financial
                           Officer and Director
                           (principal financial and
 /s/ Keith A. Benson       accounting officer)                    March 24, 2000
-------------------------
     Keith A. Benson

 /s/ Gilbert L. Wachsman   Vice Chairman and Director             March 24, 2000
-------------------------
     Gilbert L. Wachsman

 /s/ Kenneth F. Gorman     Director                               March 24, 2000
-------------------------
     Kenneth F. Gorman

 /s/ William A. Hodder     Director                               March 24, 2000
-------------------------
     William A. Hodder

 /s/ Josiah O. Low III     Director                               March 24, 2000
 ------------------------
     Josiah O. Low III

 /s/ Terry T. Saario       Director                               March 24, 2000
-------------------------
     Terry T. Saario

 /s/ Tom F. Weyl           Director                               March 24, 2000
-------------------------
     Tom F. Weyl

 /s/ Michael W. Wright     Director                               March 24, 2000
-------------------------
     Michael W. Wright

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
         Report of Independent Public Accountants                            21

         Consolidated Statements of Earnings                                 22

         Consolidated Balance Sheets                                         23

         Consolidated Statements of Cash Flows                               24

         Consolidated Statements of Stockholders' Equity                     25

         Notes to Consolidated Financial Statements                          26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Musicland Stores Corporation:


         We have audited the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Musicland Stores Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                       ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
January 21, 2000

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands, except per share amounts)

                                               Years Ended December 31,
                                     -------------------------------------------
                                          1999           1998           1997
                                     -------------  -------------   ------------

Sales............................... $   1,891,828  $   1,846,882   $  1,768,312
Cost of sales.......................     1,200,993      1,190,582      1,153,483
                                     -------------  -------------   ------------
    Gross profit....................       690,835        656,300        614,829

Selling, general and
 administrative expenses............       543,518        532,018        529,427
Depreciation and amortization.......        41,276         39,471         39,411
                                     -------------  -------------   ------------

    Operating income................       106,041         84,811         45,991
Interest expense....................        22,661         30,478         31,720
                                     -------------  -------------   ------------

    Earnings before income taxes....        83,380         54,333         14,271
Income taxes........................        25,000         16,300            300
                                     -------------  -------------   ------------

    Net earnings.................... $      58,380  $      38,033   $     13,971
                                     =============  =============   ============

Basic earnings per common share..... $        1.65  $        1.10    $      0.42
                                     =============  =============   ============

Diluted earnings per common share... $        1.60  $        1.04    $      0.41
                                     =============  =============   ============





          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                            December 31,
                                                     --------------------------
                                                        1999           1998
                                                     ------------   -----------
                                    ASSETS

Current assets:
   Cash and cash equivalents........................ $    335,693   $   257,218
   Inventories......................................      444,792       446,710
   Deferred income taxes............................       27,300        15,800
   Other current assets.............................        9,162        10,395
                                                     ------------   -----------
     Total current assets...........................      816,947       730,123

Property, net.......................................      236,550       233,424

Other assets........................................       10,077        10,093
                                                     ------------   -----------

     Total Assets................................... $  1,063,574   $   973,640
                                                     ============   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................. $    476,191   $   452,410
   Other current liabilities........................      179,171       154,743
                                                     ------------   -----------
     Total current liabilities......................      655,362       607,153

Long-term debt......................................      258,950       258,871
Other long-term liabilities.........................       39,904        43,634
Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock ($.01 par value; shares
    authorized: 5,000,000; shares issued
    and outstanding: none)..........................            -             -
   Common stock ($.01 par value; shares authorized:
    75,000,000; shares issued:  December 31, 1999,
    36,187,454; December 31, 1998, 36,041,934)......          362           360
   Additional paid-in capital.......................      261,534       260,608
   Accumulated deficit..............................     (128,265)     (186,645)
   Deferred compensation............................       (5,237)       (5,998)
   Common stock subscriptions.......................       (4,303)       (4,343)
   Treasury stock, at cost (2,015,700 shares).......      (14,733)            -
                                                     ------------   -----------
     Total stockholders' equity.....................      109,358        63,982
                                                     ------------   -----------

     Total Liabilities and Stockholders' Equity..... $  1,063,574   $   973,640
                                                     ============   ===========


         See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                Years Ended December 31,
                                        ----------------------------------------
                                            1999          1998          1997
                                        ------------  ------------  ------------

OPERATING ACTIVITIES:
  Net earnings......................... $    58,380   $    38,033   $    13,971
  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
    Depreciation and amortization......      41,276        39,471        39,411
    Disposal of property...............       3,886         4,287         4,112
    Amortization of debt issuance
     costs and other...................       1,411         2,630         1,234
    Other amortization.................       1,021           986         1,022
    Deferred income taxes..............     (11,500)       (2,800)            -
    Changes in operating assets and
     liabilities:
      Inventories......................       1,918         3,548        55,835
      Other current assets.............       1,233        (1,627)       22,724
      Accounts payable.................      23,781       107,288       (61,520)
      Restructuring reserve............           -             -       (12,231)
      Other current liabilities........      24,768        41,919        14,843
      Other assets.....................      (1,320)         (492)       (1,483)
      Other long-term liabilities......      (3,730)       (5,557)       (3,305)
                                        ------------  ------------  ------------
        Net cash provided by
         operating activities..........     141,124       227,686        74,613
                                        ------------  ------------  ------------

INVESTING ACTIVITIES:
  Capital expenditures.................     (48,284)      (27,153)      (10,940)
                                        ------------  ------------  ------------
        Net cash used in
         investing activities..........     (48,284)      (27,153)      (10,940)
                                        ------------  ------------  ------------

FINANCING ACTIVITIES:
  Increase (decrease) in outstanding
   checks in excess of cash balances...           -       (12,061)       12,061
  Net repayments under revolver........           -             -      (272,000)
  Net proceeds from issuance of
   long-term debt......................           -       144,317        49,500
  Principal payments on long-term debt.           -       (82,933)      (11,487)
  Purchase of treasury stock...........     (14,733)            -             -
  Proceeds from sale of common stock...         368         3,420           219
                                        ------------  ------------  ------------
        Net cash provided by (used
         in) financing activities......     (14,365)       52,743      (221,707)
                                        ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS......................      78,475       253,276      (158,034)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR.....................     257,218         3,942       161,976
                                        ------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR........................... $   335,693   $   257,218   $     3,942
                                        ============  ============  ============

CASH PAID (RECEIVED) DURING
 THE YEAR FOR:
  Interest............................. $    25,533   $    24,517   $    33,035
  Income taxes, net....................      23,845           855       (22,908)





         See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)


                                                          Retained                Common                Total
                              Common Stock   Additional   Earnings    Deferred    Stock     Treasury    Stock-
                             --------------   Paid-in   (Accumulated  Compen-      Sub-      Stock,    holders'
                             Shares  Amount   Capital     Deficit)     sation   scriptions  At Cost     Equity
                             ------  ------  ---------- ------------ ---------  ----------- --------- ------------
January 1, 1997............  34,302  $  343  $  253,896 $  (238,649) $ (7,998)  $   (4,973)           $     2,619
Net earnings...............                                  13,971                                        13,971
Stock options exercised and
   related tax benefit.....      71       1         275                                                       276
Issuance of warrants.......                         890                                                       890
Amortization of deferred
   compensation and
   adjustment to fair
   market value of KSOP
   shares, net of tax......                          14                 1,000                               1,014
                             ------  ------  ---------- ------------ ---------  ----------- --------- ------------
December 31, 1997..........  34,373     344     255,075    (224,678)   (6,998)      (4,973)                18,770
Net earnings...............                                  38,033                                        38,033
Stock options exercised and
   related tax benefit.....     475       4       3,576                                                     3,580
Net proceeds from exercise
   of warrants.............   1,194      12         790                                                       802
Amortization of deferred
   compensation and
   adjustment to fair
   market value of KSOP
   shares, net of tax......                          (9)                1,000                                 991
Common stock subscriptions
   paid and related tax
   benefit.................                       1,176                                630                  1,806
                             ------  ------  ---------- ------------ ---------  ----------- --------- ------------
December 31, 1998..........  36,042     360     260,608    (186,645)   (5,998)      (4,343)                63,982
Net earnings...............                                  58,380                                        58,380
Stock options exercised and
   related tax benefit.....      91       1         548                                                       549
Net proceeds from exercise
   of warrants.............      24       -          38                                                        38
Issuance of restricted
   stock...................      30       1         307                  (308)                                  -
Amortization of deferred
   compensation and
   adjustment to fair
   market value of KSOP
   shares, net of tax......                         (29)                1,069                               1,040
Common stock subscriptions
   paid and related tax
   benefit.................                          62                                 40                    102
Purchase of treasury stock.                                                                  (14,733)     (14,733)
                             ------  ------  ---------- ------------ ---------  ----------- --------- ------------
December 31, 1999..........  36,187  $  362  $  261,534 $  (128,265) $ (5,237)  $   (4,303) $(14,733) $   109,358
                             ======  ======  ========== ============ =========  =========== ========= ============

         See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.       Summary of Significant Accounting Policies

         Basis of Presentation. The consolidated financial statements include the accounts of Musicland Stores Corporation ("MSC") and its wholly-owned subsidiary, The Musicland Group, Inc. ("MGI") and MGI's wholly-owned subsidiaries, after elimination of all material intercompany balances and transactions. MSC and MGI are collectively referred to as the "Company." The Company's foreign operations in the United Kingdom, which were discontinued in 1999, and resulting foreign currency translation adjustments have not been material. The preparation of the accompanying consolidated financial statements required management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

         Business. The Company operates principally in the United States as a specialty retailer of home entertainment products, including prerecorded music and video, books, computer software, video games and related products. The Company's stores operate under two principal strategies: (i) mall based music and video stores ("Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. Because both Mall Stores and Superstores are supported by centralized corporate services and have similar economic characteristics, products, customers and retail distribution methods, the stores are reported as a single operating segment. The Company operates stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. At December 31, 1999, the Company operated a total of 1,345 stores, consisting of 1,091 Mall Stores with 4.1 million of total store square footage and 254 Superstores with 4.5 million of total store square footage. The Company formed an e-commerce operation in 1998 and began online retailing in June of 1999. The Company's e-commerce operations have not been significant.

         Cash and Cash Equivalents. Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates market value. Restricted cash amounts are not material. The Company maintains cash and cash equivalents at various high quality financial institutions and limits the amount of credit exposure at any one institution.

         Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the retail inventory method, on the first-in, first-out
(FIFO) basis.

         Property. Buildings and improvements, store fixtures and other property are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of 10 years, which is generally equal to or less than the lease term. Accelerated depreciation methods are used for income tax purposes. When assets are sold or retired, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Depreciation and amortization expense for property was $41,272, $39,459 and $39,370 for the years ended December 31, 1999, 1998 and 1997, respectively. In the event that facts and circumstances indicate that the carrying amount of property may not be recoverable, an evaluation would be performed using such factors as recent operating results, projected cash flows and management's plans for future operations.

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

         Earnings Per Common Share. Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year, increased by the effect of the assumed exercise of dilutive stock options and warrants. For purposes of earnings per share computations, shares of common stock under the Company's employee stock ownership plan, established in the third quarter of 1995, are not considered outstanding until they are committed to be released.

2.       Weighted Average Common Shares Outstanding

         A reconciliation of weighted average common shares used in the computation of basic and diluted earnings per common share is as follows:

                                                 Years Ended December 31,
                                        ----------------------------------------
                                            1999          1998          1997
                                        ------------  ------------  ------------
         Weighted average common shares
          outstanding - basic..........   35,316,000    34,485,000    33,528,000

         Dilutive effect of stock
          options......................      686,000       856,000       299,000
         Dilutive effect of warrants...      442,000     1,105,000       342,000
                                        ------------  ------------  ------------
         Weighted average common shares
          outstanding - diluted........   36,444,000    36,446,000    34,169,000
                                        ============  ============  ============

         Antidilutive stock options....    1,969,000       831,000     1,803,000
                                        ============  ============  ============

         Antidilutive stock options had an exercise price greater than the average market price during the year.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

3.       Long-term Debt

         Long-term debt consists of the following:

                                                             December 31,
                                                      --------------------------
                                                          1999          1998
                                                      ------------  ------------
         Revolver borrowings, variable rates........   $         -   $         -
         9% senior subordinated notes, unsecured,
          due 2003..................................       110,000       110,000
         9 7/8% senior subordinated notes,
          unsecured, due 2008.......................       148,950       148,871
                                                      ------------  ------------
          Total long-term debt......................   $   258,950   $   258,871
                                                      ============  ============

         In September 1999, the Company cancelled its revolving credit facility, which would have expired in October 1999, and replaced it with a standby $25,000 secured facility. The new facility is collateralized by inventory in the Company's Media Play stores and distribution facility in Franklin, Indiana, which had an aggregate carrying value, net of certain valuation reserves, of $172,663 at December 31, 1999. The maximum available under the facility requires a minimum inventory in the aggregate of $150,000 at the specified locations and is reduced by outstanding letters of credit. The facility expires in September 2002 and is renewable annually thereafter. The Company is required to pay facility costs including an unused line fee and charges for outstanding letters of credit. The Company also paid facility costs on the former revolving credit facility. The Company had no revolver borrowing activity during 1999 under either facility. For the years ended December 31, 1998 and 1997, the weighted average interest rates, excluding facility costs, on revolver borrowings were 7.78% and 7.37%, respectively. Total facility costs incurred for the years ended December 31, 1999, 1998 and 1997 were $576, $1,099 and $1,549, respectively.

         In April 1998, the Company completed an offering of $150,000 of 9 7/8% senior subordinated notes with an original issue discount of $1,183. The net proceeds to the Company from the offering, after discounts, commissions and other offering costs were $144,317 and were used to repay $32,076 of outstanding mortgage notes payable and $112,241 of outstanding revolver borrowings.

         The Company has options to redeem the senior subordinated notes prior to maturity. The 9% issue may be redeemed at 102.25% of par on and after June 15, 1999 and thereafter at prices declining annually to 100% of par on and after June 15, 2001. The 9 7/8% issue may be redeemed at 104.938% of par on and after March 15, 2003 and thereafter at prices declining annually to 100% of par on and after March 15, 2006. The Company's board of directors has authorized the repurchase of up to $25,000 of either of its outstanding issues of senior subordinated notes by redemption or through the market maker.

         The indentures related to the senior subordinated notes contain financial covenants which limit, among other things, the ability of the Company to pay dividends, make certain other restricted payments or investments, incur additional indebtedness, dispose of assets, create liens and enter into certain transactions with related parties. The Company was in compliance with all covenants at December 31, 1999.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

4.       Income Taxes

         Income taxes consist of:
                                                 Years Ended December 31,
                                         ---------------------------------------
                                             1999          1998          1997
                                         -----------   -----------   -----------
          Current:
             Federal...................  $   30,600    $   16,700    $      100
             State, local and other....       5,900         2,400           200
                                         -----------   -----------   -----------
                                             36,500        19,100           300
                                         -----------   -----------   -----------

          Deferred:
             Federal...................     (10,300)       (1,800)        1,400
             State, local and other....      (1,200)       (1,000)       (1,400)
                                         -----------   -----------   -----------
                                            (11,500)       (2,800)            -
                                         -----------   -----------   -----------
          Total income taxes...........  $   25,000    $   16,300    $      300
                                         ===========   ===========   ===========


         The Company's effective income tax rates differ from the federal statutory rate as follows:

                                                 Years Ended December 31,
                                         ---------------------------------------
                                            1999          1998          1997
                                         -----------   -----------   -----------
          Federal statutory tax rate...       35.0%         35.0%         35.0%
          State and local income taxes,
             net of federal benefit....        5.0           1.7          (5.5)
          Valuation allowance..........      (10.7)         (7.0)        (32.6)
          Other........................         .7            .3           5.2
                                         -----------   -----------   -----------
             Effective income tax rate.       30.0%         30.0%          2.1%
                                         ===========   ===========   ===========

         Components of deferred income taxes are as follows:

                                                              December 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
          Net current deferred tax asset:
             Capitalized inventory costs.............  $    5,410    $    5,540
             Inventory valuation.....................      10,774         9,609
             Compensation related....................       4,399         3,542
             Store closings..........................       2,524         3,877
             Other accruals..........................       2,675         2,388
             Other, net..............................       1,518           644
                                                       -----------   -----------
          Total current deferred income taxes .......      27,300        25,600
             Valuation allowance.....................           -        (9,800)
                                                       -----------   -----------
          Net current deferred income taxes..........  $   27,300    $   15,800
                                                       ===========   ===========

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

4.       Income Taxes (Continued)

                                                             December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------   ------------
         Net noncurrent deferred tax asset:
            Depreciation..........................   $   (10,106)   $   (12,453)
            Rent expense..........................        14,721         16,418
            Amortization of intangible assets.....        (1,960)        (2,010)
            Net pension liability.................         1,162          1,042
            Other, net............................           283            203
                                                     ------------   ------------
         Total noncurrent deferred income taxes...         4,100          3,200
            Valuation allowance...................        (4,100)        (3,200)
                                                     ------------   ------------
         Net noncurrent deferred income taxes.....   $         -    $         -
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

5.       Employee Benefit Plans

         The Company has a non-contributory, defined benefit pension plan covering certain employees. Retirement benefits are a function of both years of service and the level of compensation. The Company's funding policy is to make an annual contribution equal to or exceeding the minimum required by the Employee Retirement Income Security Act of 1974. Effective December 31, 1991, participation in the pension plan was frozen for employees hired on or after July 1, 1990. The Company has been evaluating on a year to year basis the continuation of benefit accruals under the pension plan. Accordingly, the projected benefit obligation approximated the accumulated benefit obligation at December 31, 1999 and 1998.

         In October 1998, the Company established a non-qualified, unfunded Supplemental Executive Retirement Plan ("SERP") to provide certain executives with pension benefits in excess of limits imposed by federal tax law. The annual benefit amount is a function of both years of service and the level of compensation. For the years ended December 31, 1999 and 1998, pension expense for the SERP was $310 and $136, respectively. The benefit obligation for the SERP at December 31, 1999 and 1998 was $838 and $1,366, respectively. Changes in actuarial assumptions in 1999 reduced the benefit obligation at December 31, 1999 by $789.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

5.       Employee Benefit Plans (Continued)

         The funded status of the pension plans and the related accrued pension cost, using a measurement date of September 30, are as follows:

                                                               December 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
          Change in benefit obligation:
             Benefit obligation at beginning of year...  $  13,931    $  10,457
             Service cost..............................        755          513
             Interest cost.............................        982          847
             Effect of assumption change...............     (2,240)       1,099
             Unrecognized prior service cost from
               inception of the SERP...................          -        1,366
             Actuarial loss (gain).....................       (524)         175
             Benefits paid.............................       (549)        (526)
                                                         ----------   ----------
          Benefit obligation at end of year............     12,355       13,931
                                                         ----------   ----------

          Change in plan assets:
             Fair value of plan assets at beginning
               of year.................................      9,979       10,925
             Actual return on plan assets..............        919         (972)
             Employer contribution.....................        562          552
             Benefits paid.............................       (549)        (526)
                                                         ----------   ----------
          Fair value of plan assets at end of year.....     10,911        9,979
                                                         ----------   ----------
          Funded status................................     (1,444)      (3,952)
             Unrecognized gains........................     (2,889)         (22)
             Unamortized prior service cost............      1,180        1,278
                                                         ----------   ----------
          Accrued pension cost.........................  $  (3,153)   $  (2,696)
                                                         ==========   ==========

         The components of net pension expense are as follows:

                                                  Years Ended December 31,
                                           -------------------------------------
                                               1999         1998         1997
                                           -----------   ----------   ----------
         Service cost....................  $      755    $     513    $     411
         Interest cost...................         982          847          748
         Expected return on plan assets..        (835)        (916)        (754)
         Amortization of prior service
           cost and gain.................          68           (6)          (5)
                                           -----------   ----------   ----------
            Net pension expense..........  $      970    $     438    $     400
                                           ===========   ==========   ==========

         Assumptions used in computing pension data are as follows:

                                                               December 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
          Discount rate for benefit obligations.......      8.00  %       7.00 %
          Expected long-term rate of return on plan
            assets....................................      8.50          8.50
          Rate of compensation increase for the SERP
            obligation................................      5.50          5.50

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

5.       Employee Benefit Plans (Continued)

        The Company established a defined contribution plan in 1992 for employees not covered by the pension plan. The Company has a 401(k) plan, which is based on contributions made through payroll deductions and partially matched by the Company, covering substantially all employees. The Company's matching contribution to the 401(k) plan is paid in stock of MSC under an employee stock ownership plan ("KSOP"). The Company may also, at its discretion, make a supplemental cash matching contribution. In 1995, to establish the KSOP, the Company made a loan to the KSOP trust for the purchase of 1,042,900 shares of the Company's common stock in the open market. In exchange, the Company received a note, the balance of which is recorded as deferred compensation and is reflected as a reduction of stockholders' equity. The Company recognizes compensation expense during the period the match is earned equal to the expected market value of the shares to be released to settle the match liability. The number of KSOP shares committed to be released was 104,290 at December 31, 1999 and 1998. At December 31, 1999 and 1998, the number of shares held in suspense was 521,450 and 625,740, respectively, and the market value of the shares held in suspense was $4,400 and $9,621, respectively.

         Expenses for the defined contribution and 401(k) plans for the years ended December 31, 1999, 1998 and 1997 totaled $1,529, $1,332 and $1,749, respectively. Expenses for postemployment benefits were not material. The Company does not offer or provide postretirement benefits other than pensions to its employees.

6.       Stock Plans

         The Company's stock plans authorize the grant of stock options and other stock awards to officers, other employees and outside directors. Stock options are generally exercisable over a period not to exceed 10 years after the grant date. As stock options have been granted at exercise prices not less than the fair market value of the Company's common stock on the date of the grant, no compensation expense has been recognized in connection with the grant of stock options.

         In 1999, the Company issued a restricted stock award of 30,000 shares to one of its officers. The shares are restricted from sale or transfer, with such restrictions lapsing in three equal annual installments beginning in 2001. The issuance of the restricted stock resulted in compensation expense equal to the fair market value of the common stock at the date of the award, which is being amortized over the period the restricted shares vest. The unamortized deferred compensation expense is a reduction of stockholders' equity.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

6.       Stock Plans (Continued)

         Stock option activity is as follows:

                            1999                1998                1997
                   --------------------- -------------------  ------------------
                                Weighted            Weighted            Weighted
                                Average             Average             Average
                                Exercise            Exercise            Exercise
                     Shares      Price     Shares    Price     Shares    Price
                   -----------  -------- ---------- -------- ---------- --------
Outstanding at
  beginning of
  year............  3,513,414   $  8.86   2,935,908  $  6.20  2,681,294  $  7.33
Granted...........    677,350     10.60   1,193,775    13.65    734,650     3.16
Exercised.........    (91,227)     3.18    (475,292)    4.19    (70,636)    3.10
Canceled..........    (86,272)     8.37    (140,977)    9.57   (409,400)    8.67
                   -----------           -----------         -----------
Outstanding at
  end of year.....  4,013,265      9.29   3,513,414     8.86  2,935,908     6.20
                   ===========           ===========         ===========

Options
  exercisable
  at year end.....  1,383,106               955,997           1,084,642
                   ===========           ===========         ===========

Options
  available for
  future grant....    370,641               966,052             341,500
                   ===========           ===========         ===========

         Stock options outstanding and exercisable at December 31, 1999 are as follows:
                                                               Stock Options
                              Stock Options Outstanding         Exercisable
                           ------------------------------  ---------------------
                                      Weighted
                                       Average
                                      Remaining  Weighted              Weighted
                                     Contractual  Average               Average
                             Number     Life     Exercise    Number    Exercise
Range of Exercise Prices   Outstanding (Years)    Price    Exercisable   Price
-------------------------  ----------- -------   --------  ----------- ---------
$ 1.5000 to $  2.5625....     899,504    6.9     $ 1.947      358,524   $  2.069
  3.0000 to    4.5000....     344,866    4.6       3.564      269,534      3.716
  6.0625 to   10.3125....     536,077    7.3       7.647      185,311      7.993
 10.5625 to   14.8125....   1,347,118    7.3      11.822      429,537     13.696
 15.0625 to   21.7500....     885,700    7.8      16.124      140,200     21.750
                           -----------                     -----------
                            4,013,265                        1,383,106
                           ===========                     ===========

         Pro forma data using the fair value of stock options is as follows:

                                1999               1998               1997
                         ------------------  -----------------  ----------------
                            As       Pro        As       Pro       As      Pro
                         Reported   Forma    Reported   Forma   Reported  Forma
                         --------- --------  --------  -------- -------- -------
Net earnings...........   $58,380   $56,030   $38,033   $37,002 $13,971  $13,168
Earnings per
 common share:
         Basic.........   $  1.65   $  1.59   $  1.10   $  1.07 $   .42  $   .39
         Diluted.......      1.60      1.54      1.04      1.02     .41      .39

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

6.       Stock Plans (Continued)

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

         Fair value and assumptions were as follows:

                                             1999          1998          1997
                                         -----------   -----------   -----------
Weighted average fair value of
 options granted.......................       $7.37         $9.53         $2.00
Risk-free interest rate................        6.0%          5.2%          6.3%
Expected stock price volatility........         66%           69%           56%
Expected dividend yield................          -             -             -
Expected life of stock options.........     7 years       7 years       7 years

7.       Common Stock

         On August 25, 1988, certain members of current and former management of the Company purchased common stock with restrictions ("Restricted Stock") at $0.0025 per share. Although holders of Restricted Stock have voting and dividend rights, no Restricted Stock is transferable until the holder has paid the Company the balance of the subscription price of $2.4975 or $4.4975 per share. After August 25, 2003, the Company may, at its option, buy back the outstanding shares of Restricted Stock for $0.0025 per share. At December 31, 1999 and 1998, the amount of subscriptions due for Restricted Stock outstanding of 1,724,204 shares and 1,740,204 shares, respectively, is reflected as a reduction of stockholders' equity.

         In connection with a term loan agreement completed in June 1997, the Company issued warrants for the purchase of 1,822,087.16 shares of common stock at $1.5625 per share. The fair value of the warrants at the time of issuance of $890 was recorded as additional debt issuance costs and an increase to additional paid-in capital. During 1999 and 1998, 24,293 and 1,194,050 shares of common stock, respectively, were issued in connection with the exercise of warrants and a total of 0.97 and 84,660.70 warrants, respectively, were canceled for cashless exercises and fractional shares. In January 2000, 417,220 shares of common stock were issued in connection with the cashless exercise of the remaining warrants. A total of 101,862.49 warrants were canceled for the cashless exercise and fractional shares.

         The Company's board of directors has authorized the repurchase of up to 6,000,000 shares of common stock on the open market. The shares repurchased will be held as treasury stock until reissued for purposes to be determined by the board of directors. During 1999, the Company purchased 2,015,700 shares at an aggregate cost of $14,733.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

8.       Preferred Stock Purchase Rights

         In March 1995, the Company's Board of Directors declared a dividend of one preferred share purchase right ("Right") per share for each outstanding share of common stock pursuant to a stockholder rights plan. The Rights will be distributed 20 days after a person or group (an "Acquiring Person") either acquires beneficial ownership of, or commences a tender or exchange offer for, 17.5% or more of the Company's outstanding common stock.

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

9.       Commitments

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

         Future minimum payments under operating leases with noncancelable terms in excess of one year at December 31, 1999 are: 2000, $125,994; 2001, $111,526;
2002, $96,179; 2003, $80,999; 2004, $62,679 and thereafter, $235,968.

         Total rent expense consists of the following:

                                                 Years Ended December 31,
                                         ---------------------------------------
                                             1999          1998          1997
                                         -----------   -----------   -----------
         Minimum cash rents............  $  151,918    $  149,432    $  152,343
         Straight-line recognition of
           leases with scheduled
           rent increases..............      (2,936)       (2,676)         (910)
         Percentage rents..............       2,231         2,169         2,143
                                         -----------   -----------   -----------
            Total rent expense.........  $  151,213    $  148,925    $  153,576
                                         ===========   ===========   ===========

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

11.      Related Party Transactions

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

12.      Fair Value of Financial Instruments

         The carrying amounts reported in the consolidated balance sheets at December 31, 1999 and 1998 for cash and cash equivalents, other current assets, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

         The carrying amount of long-term debt and the related fair value, based on quoted market prices, are as follows:
                                         December 31,  1999   December 31,  1998
                                         ------------------   ------------------
                                         Carrying    Fair     Carrying    Fair
                                          Amount    Value      Amount    Value
                                         --------  --------   --------  --------
         9% senior subordinated notes..  $110,000  $105,600   $110,000  $104,885
         9 7/8% senior subordinated
          notes........................   148,950   138,945    148,871   139,860

13.      Supplemental Balance Sheet Information

         Property consists of the following, at cost:

                                                             December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------   ------------
         Land and land improvements...............   $    10,003    $    10,003
         Buildings................................        32,568         32,242
         Leasehold improvements...................       250,064        237,596
         Store fixtures and other property........       174,891        157,508
                                                     ------------   ------------
                                                         467,526        437,349
         Less accumulated depreciation and
           amortization...........................      (230,976)      (203,925)
                                                     ------------   ------------
            Property, net.........................   $   236,550    $   233,424
                                                     ============   ============

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


13.      Supplemental Balance Sheet Information (Continued)

         Other current liabilities consist of the following:

                                                             December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------   ------------
         Payroll and related taxes and benefits....   $    31,157    $    29,003
         Gift certificates payable.................        57,613         46,384
         Sales taxes payable.......................        20,380         19,823
         Accrued store expenses and other..........        37,733         39,559
         Income taxes payable......................        32,288         19,974
                                                     ------------   ------------
            Total other current liabilities........   $   179,171    $   154,743
                                                     ============   ============

         Other long-term liabilities consist of the following:

                                                             December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------   ------------
         Straight-line recognition of leases with
           scheduled rent increases................   $    25,893    $    29,193
         Deferred rent credits.....................        10,482         11,165
         Other.....................................         3,529          3,276
                                                     ------------   ------------
            Total other long-term liabilities......   $    39,904    $    43,634
                                                     ============   ============

14.      Supplemental Cash Flow Information

         Investing and financing activities for the year ended December 31, 1997 exclude the addition of certain distribution facility property, which had an original cost of approximately $30,000, and the related mortgage note payable. The Company had an operating lease for the distribution facility property that provided secured financing to the lessor, a special purpose entity, through a third party lender. The property and related mortgage note payable, which was repaid in 1998, were recorded on the Company's Consolidated Balance Sheet in 1997 after an amendment to the lease required consolidation of the special purpose entity.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

15.      Quarterly Financial Data (Unaudited)

                                               Basic   Diluted
                                             Earnings Earnings
                                              (Loss)   (Loss)
                                     Net        per     per   Common Stock Price
                          Gross    Earnings   Common   Common ------------------
               Sales      Profit    (Loss)     Share   Share     High      Low
            ----------  ---------  ---------  ------- ------- ---------  -------
  1999:
  First.... $  401,797  $ 143,577  $  1,374   $  .04  $  .04   $15.2500  $8.7500
  Second...    381,059    143,128     1,499      .04     .04    12.0625   8.3750
  Third....    386,337    145,971       728      .02     .02    11.1875   8.5000
  Fourth...    722,635    258,159    54,779     1.58    1.53     9.5625   6.7500
            ----------  ---------  ---------  ------- -------
    Total.. $1,891,828  $ 690,835  $ 58,380   $ 1.65  $ 1.60
            ==========  =========  =========  ======= =======

  1998:
  First.... $  392,405  $ 136,753  $ (3,551)  $(0.11) $(0.11)  $12.0625  $6.5000
  Second...    367,203    135,805    (4,662)   (0.14)  (0.14)   15.1250   9.8750
  Third....    387,368    137,795    (3,779)   (0.11)  (0.11)   16.1875   9.1250
  Fourth...    699,906    245,947    50,025     1.42    1.36    18.0000   8.5000
            ----------  ---------  ---------  ------- -------
    Total.. $1,846,882  $ 656,300  $ 38,033   $ 1.10  $ 1.04
            ==========  =========  =========  ======= =======

         The totals of basic and diluted earnings (loss) per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings (loss) per common share are calculated independently for each quarter.

                                EXHIBIT INDEX

  Exhibit
    No.                                    Description
-----------      ---------------------------------------------------------------
    3.1       -  Restated  Certificate  of  Incorporation  of  MSC,  as  amended
                 (incorporated by reference to Amendment No. 1 to MSC's Form S-1
                 Registration  Statement  covering  common  stock filed with the
                 Commission on July 20, 1990, File No. 33-35774)
    3.2       -  By-laws of MSC, as amended (incorporated by reference  to MSC's
                 Quarterly  Report on Form 10-Q for the  quarterly  period ended
                 September 30, 1998  filed  with  the Commission on November 13,
                 1998, File No. 1-11014)
    4.1(a)    -  Senior  Subordinated  Note  Indenture,  including form of Note, dated as of June 15, 1993 among MGI, MSC and Bank One Columbus,
                 N.A. as Successor  Trustee  to Harris  Trust  and  Savings Bank
                 (incorporated  by  reference  to  Amendment   No. 1  to   MGI's
                 Registration  Statement  covering 9% Senior  Subordinated Notes filed with the Commission on June 3, 1993, File No. 33-62928)
    4.1(b)    -  First  Supplemental  Indenture dated as of June 13, 1997 to the
                 Senior  Subordinated  Note Indenture (incorporated by reference to MSC's Quarterly report on Form 10-Q for the quarterly period ended  June 30,  1997  filed  with the Commission on August 13,
                 1997, File No. 1-11014)
    4.2       -  Amended  and Restated  Rights  Agreement dated as  of March 13,
                 2000,   between  MSC  and  Norwest  Bank  Minnesota,   National
                 Association,   Rights  Agent   (incorporated  by  reference  to
                 Amendment  No. 1 to MSC's Form 8-A  Exchange  Act  Registration
                 Statement  covering  Preferred Share Purchase Rights filed with the Commission on March 15, 2000)
    4.3       -  Indenture  including  Form  of Note dated  as of  April 6, 1998 between MGI, as Issuer, MSC, as Guarantor,  and Bank One, N.A.,
                 as Trustee  (incorporated  by reference  to MGI's  Registration
                 Statement on Form S-4 covering 9 7/8% Senior Subordinated Notes initially filed with the Commission on April 24, 1998, File No.
                 333-50951)
    4.4(a)    -  Loan and Security  Agreement dated as of  September 29, 1999 by and between Congress Financial  Corporation (Central) as Lender and The  Musicland  Group,  Inc. as Borrower  (incorporated  by reference  to  MSC's  Quarterly  Report  on Form  10-Q  for the
                 quarterly  period  ended  September  30,  1999  filed  with the
                 Commission on November 12, 1999, File No. 1-11014)
    4.4(b)    -  Form of  Guarantee on  behalf of Musicland Stores  Corporation,
                 Musicland  Retail,  Inc.  and  Media  Play,  Inc.  dated  as of
                 September 29, 1999 in favor  of Congress  Financial Corporation
                 (Central)  (incorporated by reference to MSC's Quarterly Report on Form 10-Q for the  quarterly period ended September 30, 1999 filed  with  the  Commission  on  November  12, 1999,  File No.
                 1-11014)
    4.4(c)    -  Form  of General  Security  Agreement on  behalf  of  Musicland
                 Retail,  Inc. and Media Play,  Inc.  dated as of  September 29,
                 1999  in  favor  of Congress  Financial  Corporation  (Central)
                 (incorporated  by  reference to MSC's Quarterly  Report on Form
                 10-Q for the quarterly  period ended  September 30, 1999  filed with the Commission on November 12, 1999, File No. 1-11014)
  *10.1(a)    -  Form of  Subscription  Agreement among MSC  and the  Management
                 Investors  (incorporated  by reference  to  Amendment  No. 2 to
                 MSC's  Form  S-1   Registration   Statement   covering   Senior
                 Subordinated  Notes  filed  with the  Commission  on August 17,
                 1988, File No. 33-22058)
  *10.1(b)    -  Form  of   amendment  to  Management   Subscription   Agreement
                 (incorporated by reference to Amendment No. 1 to MSC's Form S-1
                 Registration  Statement  covering  common  stock filed with the
                 Commission on July 20, 1990, File No. 33-35774)
  *10.2       -  Form of Registration  Rights Agreement  among MSC,  DLJ and the
                 Management Investors (incorporated by reference to MSC's Annual
                 Report on Form 10-K for the year ended December 31, 1993 filed with the Commission on March 25, 1994, File No. 1-11014)

  Exhibit
    No.                                    Description
-----------      ---------------------------------------------------------------
  *10.3       -  1988  Stock Option Plan,  as amended (incorporated by reference to  Amendment  No. 1 to MSC's Form S-1  Registration  Statement
                 covering  common  stock filed with the  Commission  on July 20,
                 1990, File No. 33-35774)
  *10.4       -  Stock Option Plan for Unaffiliated Directors of MSC, as amended
                 (incorporated  by  reference to MSC's Quarterly report  on Form
                 10-Q for the  quarterly  period  ended June 30, 1997 filed with the Commission on August 13, 1997, File No. 1-11014)
  *10.5       -  1992  Stock Option Plan (incorporated by reference to Amendment
                 No. 4 to MSC's Form S-1 Registration Statement covering  common stock filed with the  Commission on January 27,  1992, File No.
                 33-35774)
  *10.6       -  Musicland Stores  Corporation  1994 Employee  Stock Option Plan
                 (incorporated  by reference to MSC's Annual Report on Form 10-K for the year ended  December 31, 1994 filed with the Commission on March 27, 1995, File No. 1-11014)
  *10.7       -  Musicland   Stores  Corporation  1998   Stock  Incentive   Plan
                 (incorporated  by reference to MSC's  Quarterly  Report on Form
                 10-Q for the  quarterly  period  ended June 30, 1998 filed with the Commission on August 12, 1998, File No. 1-11014)
  *10.8(a)    -  Management  Incentive  Plan  dated  as   of   January  1,  1999
                 (incorporated  by reference to MSC's  Quarterly  Report on Form
                 10-Q for the  quarterly  period ended March 31, 1999 filed with the Commission on May 13, 1999, File No. 1-11014)
  *10.8(b)    -  Alternate  Incentive  Plan   for  Designated   Senior  Officers
                 (incorporated  by reference to MSC's  Quarterly  Report on Form
                 10-Q for the  quarterly  period  ended June 30, 1999 filed with the Commission on August 12, 1999, File No. 1-11014)
  *10.9       -  Three-Year  Cycle  Long Term  Incentive Plan  (incorporated  by reference  to  MSC's  Quarterly  Report  on Form  10-Q  for the
                 quarterly period ended March 31, 1999 filed with the Commission on May 13, 1999, File No. 1-11014)
  *10.10      -  Executive  Officer Salary  Continuation  Plan dated as of March
                 10, 1997  (incorporated  by reference to MSC's Quarterly Report on Form 10-Q for the  quarterly  period  ended  March 31,  1997 filed with the Commission on May 14, 1997, File No. 1-11014)
  *10.11      -  The  Musicland Group,  Inc.  Supplemental  Executive Retirement
                 Plan adopted as of October 26, 1998  (incorporated by reference to MSC's Annual Report on Form 10-K for the year ended December
                 31, 1998 filed with the Commission on March 25, 1999,  File No.
                 1-11014)
  *10.12      -  Form of Employment Agreement for Chief Executive Officer, as of
                 July 26, 1999
  *10.13      -  Form  of  Employment  Agreement  for  Other   Senior  Executive
                 Officers, as of July 26, 1999
   11         -  Statement  re  computation  of per share earnings (requirements met  by  Note 1 and Note 2 of  Notes to  Consolidated Financial
                 Statements)
   21         -  Subsidiaries of MSC
   23         -  Consent of Arthur Andersen LLP
   27         -  Financial Data Schedule
   99         -  Form 11-K for The Musicland  Group's Capital  Accumulation Plan
                 (to be filed by amendment)
--------------------------------------------

* Indicates Management Contract or Compensatory Plan or Agreement required to be filed as an Exhibit to this form