Form 10-Q
period 2000-03-31
MUSICLAND STORES CORP
filed 2000-05-12
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                (952) 931-8000
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---
         The Registrant had 32,632,085 shares of common stock outstanding on May 2, 2000.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              Page


         Item 1.  Financial Statements


                  Consolidated Statements of Earnings                         3

                  Consolidated Balance Sheets                                 4

                  Consolidated Statements of Cash Flows                       5

                  Notes to Consolidated Financial Statements                  6

                  Report of Independent Public Accountants                    8



         Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                       9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                13



PART II - OTHER INFORMATION

         Item 2.  Changes in Securities                                      14

         Item 6.  Exhibits and Reports on Form 8-K                           14

         Signature                                                           15

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MUSICLAND STORES CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (In thousands, except per share amounts)


                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2000        1999
                                                           ---------   ---------

Sales....................................................  $ 415,821   $ 401,797
Cost of sales............................................    263,284     258,220
                                                           ---------   ---------

   Gross profit..........................................    152,537     143,577

Selling, general and administrative expenses.............    134,808     126,395
Depreciation and amortization............................     10,510       9,810
                                                           ---------   ---------

   Operating income......................................      7,219       7,372

Interest expense.........................................      3,869       5,409
                                                           ---------   ---------

   Earnings before income taxes..........................      3,350       1,963

Income taxes.............................................      1,306         589
                                                           ---------   ---------

   Net earnings..........................................  $   2,044   $   1,374
                                                           =========   =========

Basic earnings per common share..........................  $    0.06   $    0.04
                                                           =========   =========

Diluted earnings per common share........................  $    0.06   $    0.04
                                                           =========   =========






















         See accompanying Notes to Consolidated Financial Statements.
                                      3

                MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (In thousands, except share and per share amounts)

                                                    March 31,       December 31,
                                              --------------------- ------------
                                                 2000       1999        1999
                                              ---------- ---------- ------------
                                    ASSETS

Current assets:
   Cash and cash equivalents...............   $  83,128  $  55,856   $  335,693
   Inventories.............................     432,988    405,868      444,792
   Deferred income taxes...................      27,266     16,012       27,300
   Other current assets....................       7,821      8,176        9,162
                                              ---------- ----------  -----------
     Total current assets..................     551,203    485,912      816,947

Property, at cost..........................     472,098    435,050      467,526
Accumulated depreciation and amortization..    (235,297)  (207,338)    (230,976)
                                              ---------- ----------  -----------
   Property, net...........................     236,801    227,712      236,550

Other assets...............................      11,227      9,535       10,077
                                              ---------- ----------  -----------

     Total Assets..........................   $ 799,231  $ 723,159   $1,063,574
                                              ========== ==========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................   $ 297,127  $ 258,997   $  476,191
   Other current liabilities...............     104,922     96,637      179,171
                                              ---------- ----------  -----------
     Total current liabilities.............     402,049    355,634      655,362

Long-term debt.............................     258,971    258,890      258,950
Other long-term liabilities................      39,311     42,627       39,904

Stockholders' equity:
   Preferred stock ($.01 par value;
      shares authorized:  5,000,000;
      shares issued and outstanding:
      none)................................           -          -            -
   Common stock ($.01 par value; shares
      authorized:  75,000,000; shares
      issued:  March 31, 2000, 36,676,430;
      December 31, 1999, 36,187,454;
      March 31, 1999, 36,065,705)..........         367        361          362
   Additional paid-in capital..............     261,905    260,970      261,534
   Accumulated deficit.....................    (126,221)  (185,271)    (128,265)
   Deferred compensation...................      (5,034)    (5,749)      (5,237)
   Common stock subscriptions..............      (4,303)    (4,303)      (4,303)
   Treasury stock, at cost (March 31, 2000,
      3,750,800 shares; December 31, 1999,
      2,015,700 shares)....................     (27,814)         -      (14,733)
                                              ---------- ----------  -----------
     Total stockholders' equity............      98,900     66,008      109,358
                                              ---------- ----------  -----------

     Total Liabilities and Stockholders'
      Equity...............................   $ 799,231  $ 723,159   $1,063,574
                                              ========== ==========  ===========





         See accompanying Notes to Consolidated Financial Statements.

                MUSICLAND STORES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                            2000         1999
                                                        -----------  -----------
OPERATING ACTIVITIES:
  Net earnings........................................  $    2,044   $    1,374
  Adjustments to reconcile net earnings to net cash
  used in operating activities:
    Depreciation and amortization.....................      11,024       10,652
    Disposal of property..............................         456        1,543
    Deferred income taxes.............................         (67)        (212)
    Changes in operating assets and liabilities:
     Inventories......................................      11,804       40,842
     Other current assets.............................       1,341        2,219
     Accounts payable.................................    (179,064)    (193,413)
     Other current liabilities........................     (74,179)     (58,004)
     Other assets.....................................      (1,247)         164
     Other long-term liabilities......................        (593)      (1,007)
                                                        -----------  -----------
       Net cash used in operating activities..........    (228,481)    (195,842)
                                                        -----------  -----------

INVESTING ACTIVITIES:
  Capital expenditures................................     (11,217)      (5,640)
                                                        -----------  -----------

FINANCING ACTIVITIES:
  Purchase of treasury stock..........................     (13,081)           -
  Proceeds from sale of common stock..................         214          120
                                                        -----------  -----------
     Net cash provided by (used in) financing
     activities.......................................     (12,867)         120
                                                        -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.............    (252,565)    (201,362)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......     335,693      257,218
                                                        -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $   83,128   $   55,856
                                                        ===========  ===========

CASH PAID DURING THE PERIOD FOR:
   Interest...........................................  $    7,451   $    7,746
   Income taxes, net..................................      28,765       15,011










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

2.       Income Taxes

         Income taxes for the three months ended March 31, 2000 and 1999 were based on the estimated annual effective tax rates for each year. The annual effective tax rate is estimated using the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and estimated earnings before income taxes for the full year.

3.       Weighted Average Common Shares Outstanding

         A reconciliation of weighted average common shares used in the computation of basic and diluted earnings per common share is as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2000      1999
                                                              --------- --------
         Weighted average common shares outstanding - basic..   33,085   35,443

         Dilutive effect of stock options....................      513      746
         Dilutive effect of warrants.........................       48      470
                                                              --------- --------
         Weighted average common shares outstanding
          - diluted..........................................   33,646   36,659
                                                              ========= ========

         Antidilutive stock options..........................    2,885    1,325
                                                              ========= ========

      Antidilutive stock options had an exercise price greater than the average market price during the period.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                                 (In thousands)

4.       Segment Information

         The Company's two reportable segments, stores and E-commerce, have been identified based on their method of retail distribution - stores and direct-to-consumer. The Company's stores operate under two principal strategies:
(i) mall based music and video stores ("Mall Stores"), operating predominantly under the trade names Sam Goody and Suncoast Motion Picture Company, and (ii) non-mall based full-media superstores ("Superstores"), operating under the trade names Media Play and On Cue. The stores are supported by centralized corporate services and have similar economic characteristics, products and customers. In June of 1999, the Company launched four e-commerce sites ("E-commerce") operating under the names SamGoody.com, Suncoast.com, MediaPlay.com and OnCue.com.

                                                 Stores
          Three Months Ended March 31, 2000     and Other  E-commerce    Total
          ------------------------------------ ----------  ----------  ---------
          Sales (1)..........................  $ 413,906   $   1,915   $ 415,821
          Operating income (loss)............      9,690      (2,471)      7,219
          Depreciation.......................     10,217         293      10,510
          Income taxes.......................      2,267        (961)      1,306
          Net earnings (loss)................      3,554      (1,510)      2,044

                                                 Stores
          Three Months Ended March 31, 1999     and Other  E-commerce    Total
          ------------------------------------ ----------  ----------  ---------
          Sales..............................  $ 401,797   $       -   $ 401,797
          Operating income (loss)............      7,653        (281)      7,372
          Depreciation.......................      9,810           -       9,810
          Income taxes.......................        698        (109)        589
          Net earnings (loss)................      1,546        (172)      1,374

          --------------------------
          (1) Sales for E-commerce include shipping and handling charges to customers.

         The Company's management utilizes various measurements to assess segment performance and to allocate resources to segments. Corporate administration, certain other indirect expenses and interest expense, none of which are allocated to E-commerce, are identified as "other" and are included with the segment information for stores. Segment information for E-commerce includes an allocation of certain corporate expenses directly associated with the E-commerce operation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of March 31,
2000 and 1999, and the related consolidated statements of earnings and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Musicland Stores Corporation and Subsidiaries as of December 31, 1999, and, in our report dated January 21, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
April 25, 2000

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

Results of Operations

         Net earnings for the first quarter of 2000 grew to $2.0 million, a first quarter record, compared with net earnings of $1.4 million in the first quarter of 1999. Diluted earnings per share for the quarter were $0.06, a 50% increase over diluted earnings per share of $0.04 for the 1999 period. The loss from E-commerce operations, including certain corporate expenses related to E-commerce and net of income tax benefit, reduced net earnings for the first quarter of 2000 by $0.05 per share. See Note 4 of Notes to Consolidated Financial Statements.

         The Company plans to significantly increase expenditures in 2000 for its E-commerce operations. Most of the expenditures will be reported as selling, general and administrative expenses and will focus on intensified marketing efforts as well as infrastructure and site enhancements. The Company expects these expenditures, including certain corporate expenses related to E-commerce and net of income tax benefit, to reduce earnings per share by up to $0.30 for the year ending December 31, 2000.

         The following table presents certain unaudited sales and store data for Mall Stores, Superstores, E-commerce and in total for the Company for the periods indicated. The Company's E-commerce operation was formed in 1998 and began online retailing in June of 1999.

                                       Three Months Ended March 31,
                          ------------------------------------------------------
                                                                Percent of Total
                                                   Percent     -----------------
                            2000       1999      Incr.(Decr.)    2000      1999
                          --------   --------    ------------  -------   -------
                                 (Dollars and square footage in millions)

Sales:
    Mall Stores.......... $  261.8   $  257.2       1.8 %       63.0%      64.0%
    Superstores..........    152.1      143.5       6.0         36.6       35.7
    E-commerce...........      1.9          -       N/A          0.4        N/A
      Total (1)..........    415.8      401.8       3.5        100.0      100.0

Comparable store sales
  increase (2):
    Mall Stores..........      2.9%       1.9%      N/A          N/A        N/A
    Superstores..........      1.2        6.3       N/A          N/A        N/A
    E-commerce...........      N/A        N/A       N/A          N/A        N/A
      Total (1)..........      2.3        3.4       N/A          N/A        N/A

Number of stores open at
  end of period:
    Mall Stores..........    1,070      1,095      (2.3)%       80.6%      82.5%
    Superstores..........      257        231      11.3         19.4       17.4
      Total (1)..........    1,327      1,327         -        100.0      100.0

Total store square footage
  at end of period:
    Mall Stores..........      4.0        4.0       0.7 %       47.0%      48.2%
    Superstores..........      4.5        4.3       5.6         53.0       51.8
      Total (1)..........      8.5        8.2       3.2        100.0      100.0

---------------------------
 (1) The 1999 totals include United Kingdom stores.
 (2) Comparable store sales percentages are computed for stores open for a full year during each period.

         Sales. The increases in total sales for the three months ended March 31, 2000 were led by the sales growth in Superstores, primarily as a result of the opening of 28 new Superstores over the last twelve months. Comparable store sales results for the first quarter of 2000 reflect a shift of a majority of the pre-Easter holiday sales to the second quarter as a result of the later Easter holiday of April 23, as compared with the Easter holiday of April 4 in 1999. The comparable store sales percentage increase

(decrease)and the percentage of total sales attributable to the Company's music and video product categories are presented below.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2000      1999
                                                              --------  --------

         Music, including music video.......................    3.8 %     1.0 %
         Video, excluding music video.......................   (1.8)      5.6
         Music and video as a percentage of total sales.....   79.9      80.7

          A new album released by the popular group `N Sync was the highlight of music sales in the first quarter of 2000. Video sales in the first quarter of 2000 were adversely impacted by a lack of major releases. The Company expects a recovery of video sales in the second quarter with the release of the recent box office hit movie Star Wars Episode I: The Phantom Menace. DVD sales rose to 33% of total video sales in the first three months of 2000 compared with 19% of total video sales for the first three months of 1999.

         Gross Profit. Gross profit as a percentage of sales was 36.7% in the first quarter of 2000 compared with 35.7% in the first quarter of 1999, an increase of 1.0%. A decrease in inventory shrinkage added 0.3% to gross margin in the first quarter of 2000. The balance of the gross margin improvement was attributable to less promotional pricing and selective price increases since March 31 of the previous year.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter of 2000 increased $8.4 million, or 6.7%, over the first quarter of 1999. Store expenses, excluding depreciation and amortization, increased $5.8 million in 2000, reflecting the impact of annual increases in payroll and occupancy costs, current market lease rates for lease renewals and new stores and additional store expense associated with the increase in square footage from new and remodeled stores. Expenditures for E-commerce operations, inclusive of corporate expenses related to E-commerce, were $2.6 million in 2000 compared with $0.3 million in 1999. Expenditures for the Company's E-commerce operations will continue to increase during 2000 as the Company implements its strategy to make enhancements to the sites and build market share. See Note 4 of Notes to Consolidated Financial Statements.

         Selling, general and administrative expenses as a percentage of sales were 32.4% in the first quarter of 2000 compared with 31.5% in the first quarter of 1999, an increase of 0.9%. The percentage rate increase resulted primarily from the increases to expense previously discussed.

         Depreciation and Amortization. Depreciation and amortization for the first three months of 2000 increased $0.7 million over the same period in 1999. The increase was attributable primarily to capital expenditures over the last twelve months for the remodel and relocation of existing stores, new stores and the new E-commerce sites.

         Interest Expense. Interest expense for the first quarters of 2000 and 1999 is net of interest income of $2.6 million and $1.5 million, respectively. The increase in interest income accounted for most of the decrease to interest expense in 2000 and was the result of higher average cash balances and higher interest rates earned on investments during 2000. The Company had monthly average total cash and cash equivalents of $183.6 million during the three months ended March 31, 2000 compared with $129.3 million in the three months ended March 31, 1999.

         Income Taxes. Income taxes for the three months ended March 31, 2000 and 1999 were based on the estimated annual effective tax rates for each year. The annual effective tax rate is estimated using the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and estimated earnings before income taxes for the full year.

Liquidity and Capital Resources

         The Company's primary source of capital in both 2000 and 1999 was internally generated cash. Cash and cash equivalents at March 31, 2000 were $83.1 million compared with $55.9 million at March 31, 1999, an increase of $27.3 million, while total debt, all of which is long-term, remained at approximately $259 million. The Company has a standby $25 million secured revolving credit facility with an initial term expiring in 2002. Management currently intends no more than minimal use of this revolving credit facility and expects that internally generated cash will continue to be the Company's primary source of capital in 2000 and for the foreseeable future.

         Operating Activities. Net cash used in operating activities during the three months ended March 31, 2000 and 1999 was $228.5 million and $195.8 million, respectively. The most significant use of cash in each period related to payments for both seasonal and nonseasonal inventory purchases, as evidenced by the net decreases in accounts payable during each period of $179.1 million and $193.4 million, respectively. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due near the beginning of the following year. Nonseasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases and store count. While inventory levels typically decline following the Christmas season, the decrease was not as significant for the first quarter of 2000 compared with the first quarter of 1999 due to purchases in the first quarter of the movie Star Wars Episode I to be released in April 2000. Inventories at March 31, 2000 of $433.0 million were $27.1 million higher than at March 31, 1999 primarily as a result of the purchasing activity for the new release.

         The decreases in other current liabilities at March 31, 2000 and 1999 from the respective December 31 of the previous year primarily relate to income taxes and redemption of gift certificates. For the three months ended March 31, 2000 and 1999, the Company made income tax payments, net of refunds, of $28.8 million and $15.0 million, respectively. The increase in the amount of payments in 2000 was due to the increase in earnings for the year ended December 31, 1999 over 1998 and higher estimated tax payments for 2000. Redemption of gift certificates, net of new gift certificates issued, were $17.1 million in the first quarter of 2000 compared with $15.1 million in the first quarter of 1999. Other changes in operating assets and liabilities are primarily related to the seasonal nature of the business and also reflect the effect of store openings and closings.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:

                                       Three Months Ended    Twelve Months Ended
                                            March 31,             March 31,
                                       ------------------    -------------------
                                         2000      1999        2000      1999
                                       --------  --------    --------  ---------
Openings:
     Mall Stores.....................        2         2          14          9
     Superstores.....................        3         -          28          7
       Total (1).....................        5         2          42         16
Closings:
     Mall Stores.....................      (23)       (8)        (39)       (24)
     Superstores.....................        -         -          (2)         -
       Total (1).....................      (23)      (21)        (42)       (39)
Net increase (decrease):
     Mall Stores.....................      (21)       (6)        (25)       (15)
     Superstores.....................        3         -          26          7
       Total (1).....................      (18)      (19)          -        (23)

------------------------------
(1)  The totals include United Kingdom stores.

         The Company's planned capital expenditures for the year ending December 31, 2000 are expected to be in the range of $55 to $60 million, the majority of which will include expenditures for existing stores as well as approximately 60 new stores. The Company's expenditures for existing stores include the remodel or relocation of over 100 stores as well as the general upkeep of both Mall Stores and Superstores. The Company's current plans for new store openings include five music stores, up to

16 Suncoast stores, up to five Media Play stores and up to 35 On Cue stores. In addition, capital expenditures are planned for the improvement of the Company's E-commerce sites, the first phase in the development of new web-enabled store systems and enhancements to the Company's distribution facilities in Franklin, Indiana. Management plans to use primarily internally generated cash to finance these capital expenditures. The Company currently plans to close a total of approximately 38 stores during the year, primarily when the leases expire, as part of management's ongoing review of store profitability.

         The most significant portion of the Company's capital expenditures during the first three months of 1999 related to the remodeling, relocation and general upkeep of existing stores. The closings resulted from the Company's ongoing monitoring of store performance in conjunction with lease expirations.

         Financing Activities. The Company's predominant source of financing for the three months ended March 31, 2000 and 1999 was internally generated cash. There was no revolver borrowing activity during either period. During the first three months of 2000, the Company used internally generated cash to purchase 1,735,100 shares of its common stock at a cost of $13.1 million. The stock purchase is part of a program authorized by the Company's board of directors to use excess cash to repurchase up to six million shares of common stock on the open market. From inception of the program in the fourth quarter of 1999 through March 31, 2000, the Company has repurchased a total of 3,750,800 shares for an aggregate cost of $27.8 million. The shares repurchased will be used for stock issued in connection with awards under the Company's stock option and incentive plans.

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

         Forward-Looking Statements. This quarterly report on Form 10-Q contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to the

Company's operations that are based on management's current expectations, estimates and projections about the Company and the home entertainment industry. Words such as "believes," "expects," "may," "will," "should," "seeks," "anticipates," "intends" or "plans," either in the positive or negative, or discussions of strategy or intentions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Further, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Examples of factors that could cause actual outcomes and results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements are: changes in consumer demand and demographics; increases in labor costs; the ability to attract and retain qualified personnel; effects of competition, especially in the retailing of music and video products; possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores; higher than anticipated store closing or relocation costs; unanticipated increases in merchandise or occupancy costs; the performance of the Company's E-commerce sites; the Company's ability to integrate enhancements to its existing systems and to implement new technologies; possible increases in shipping rates or interruptions in shipping service; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business and other factors that may be outside of the Company's control. The Company's repurchase of its common stock and senior subordinated notes is also dependent on the availability of excess cash, the attractiveness of prevailing market prices and restrictive covenants by which the Company is bound. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Management undertakes no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company holds no derivative instruments and does not engage in hedging activities.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

(c) During the quarterly period ended March 31, 2000, the remaining outstanding warrants for the purchase of common stock were exercised as follows:

                                                            Warrants   Warrants
                                 Shares of                 Cancelled   Cancelled
                                  Common      Aggregate       With       For
                                   Stock        Cash        Cashless  Fractional
Exercise Date  Warrant Holder     Issued      Proceeds      Exercise    Shares
-------------  ----------------- ---------  ------------  ----------- ----------
Jan. 12, 2000  Triton Capital      208,371      N/A        50,872.04     0.88
               Investments, Ltd.

Jan. 12, 2000  JMG Convertible     208,849      N/A        50,988.73     0.84
               Investments LP


        These shares were issued pursuant to an exemption from registration under Section 4(2) and/or Regulation D of the General Rules and Regulations promulgated under the Securities Act of 1933 as a sale by the issuer not involving a public offering. The warrants were originally issued in June 1997 to 12 accredited investors. No underwriters were used for either the issuance or the exercise of the warrants.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

        The following are filed as exhibits to Part I of this Form 10-Q:

Exhibit No.                               Description
-----------    -----------------------------------------------------------------
    11.        Statement re computation of per share earnings (the  requirements of this exhibit  are met  by Note  3  of  Notes  to  Consolidated
               Financial Statements)
    15.        Letter re unaudited interim financial information
    27.        Financial Data Schedules

(b)   Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MUSICLAND STORES CORPORATION
                                                       (Registrant)

                                           By: /s/ Keith A. Benson
                                               ------------------------------
                                               Keith A. Benson
                                               Vice Chairman, Chief Financial
                                               Officer and Director
                                               (authorized officer, principal
                                               financial and accounting officer)

                                           Date: May 12, 2000
                                                -----------------------------