Form 10-K/A
period 1999-12-31
MUSICLAND STORES CORP
filed 2000-06-23
CIK 832995

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

                                 EXHIBIT INDEX

  Exhibit
    No.                                   Description
-----------    -----------------------------------------------------------------
    3.1      - Restated  Certificate  of  Incorporation  of  MSC,   as   amended
               (incorporated  by reference  to Amendment No. 1 to MSC's Form S-1
               Registration  Statement  covering  common  stock  filed  with the
               Commission on July 20, 1990, File No. 33-35774)
    3.2      - By-laws of MSC,  as amended (incorporated  by reference  to MSC's
               Quarterly  Report on  Form 10-Q  for the  quarterly  period ended
               September 30, 1998  filed  with  the  Commission  on November 13,
               1998, File No. 1-11014)
    4.1(a)   - Senior Subordinated Note Indenture, including form of Note, dated as of June 15, 1993 among MGI, MSC and Bank One Columbus, N.A. as
               Successor Trustee to Harris Trust  and Savings Bank (incorporated by reference to Amendment No. 1 to  MGI's Registration  Statement
               covering 9% Senior Subordinated Notes filed  with the  Commission on June 3, 1993 File No. 33-62928)
    4.1(b)   - First  Supplemental  Indenture dated  as of June 13, 1997  to the
               Senior  Subordinated Note Indenture (incorporated by reference to
               MSC's  Quarterly  report on  Form 10-Q for the  quarterly  period ended June 30, 1997 filed with the Commission on August 13, 1997,
               File No. 1-11014)
    4.2      - Amended and Restated Rights Agreement dated as of March 13, 2000, between  MSC  and  Norwest  Bank Minnesota, National Association,
               Rights  Agent (incorporated by  reference  to  Amendment No. 1 to
               MSC's  Form 8-A  Exchange  Act  Registration  Statement  covering
               Preferred  Share Purchase  Rights filed with  the  Commission  on
               March 15, 2000)
    4.3      - Indenture  including  Form of  Note  dated  as  of  April 6, 1998 between MGI, as Issuer, MSC, as Guarantor, and Bank One, N.A., as
               Trustee  (incorporated   by   reference  to  MGI's   Registration
               Statement on  Form S-4 covering  9 7/8% Senior Subordinated Notes initially  filed with the  Commission on April 24, 1998, File No.
               333-50951)
    4.4(a)   - Loan and Security Agreement dated as of September 29, 1999 by and between Congress Financial  Corporation  (Central) as  Lender and
               The  Musicland Group, Inc. as Borrower (incorporated by reference to  MSC's  Quarterly Report on Form 10-Q for the quarterly period ended  September 30, 1999 filed with the  Commission on  November
               12, 1999, File No. 1-11014)
    4.4(b)   - Form of Guarantee on  behalf  of  Musicland  Stores  Corporation,
               Musicland Retail, Inc. and Media Play, Inc. dated as of September
               29,  1999  in  favor of  Congress Financial Corporation (Central)
               (incorporated by reference to MSC's Quarterly Report on Form 10-Q for the quarterly  period ended September 30, 1999 filed with the
               Commission on November 12, 1999, File No. 1-11014)
    4.4(c)   - Form of General Security Agreement on behalf of Musicland Retail,
               Inc. and Media Play, Inc. dated as of September 29, 1999 in favor of  Congress  Financial  Corporation  (Central) (incorporated  by reference  to  MSC's  Quarterly  Report  on  Form  10-Q  for  the
               quarterly  period  ended  September  30,  1999  filed  with   the
               Commission on November 12, 1999, File No. 1-11014)
  *10.1(a)   - Form of  Subscription  Agreement  among  MSC and  the  Management
               Investors  (incorporated by reference to Amendment No. 2 to MSC's
               Form S-1  Registration  Statement  covering  Senior  Subordinated
               Notes  filed  with the  Commission  on August 17,  1988, File No.
               33-22058)
  *10.1(b)   - Form   of   amendment  to   Management   Subscription   Agreement
               (incorporated  by reference to  Amendment No. 1 to MSC's Form S-1
               Registration  Statement  covering  common  stock filed  with  the
               Commission on July 20, 1990, File No. 33-35774)
  *10.2      - Form  of  Registration  Rights  Agreement among  MSC, DLJ and the
               Management Investors  (incorporated  by reference to MSC's Annual
               Report on Form 10-K for the year ended December 31, 1993 filed with the Commission on March 25, 1994, File No. 1-11014)

  Exhibit
    No.                                   Description
-----------    -----------------------------------------------------------------
  *10.3      - 1988 Stock Option Plan, as amended (incorporated by reference  to
               Amendment No. 1 to MSC's Form S-1 Registration Statement covering common stock filed with the Commission on July 20, 1990, File No.
               33-35774)
  *10.4      - Stock  Option  Plan for Unaffiliated Directors of MSC, as amended
               (incorporated by reference to MSC's Quarterly report on Form 10-Q for the  quarterly  period  ended  June 30, 1997  filed  with the
               Commission on August 13, 1997, File No. 1-11014)
  *10.5      - 1992 Stock Option  Plan (incorporated  by reference  to Amendment
               No. 4 to MSC's Form  S-1 Registration  Statement covering  common stock  filed  with  the Commission on January 27,  1992, File No.
               33-35774)
  *10.6      - Musicland  Stores  Corporation  1994  Employee  Stock Option Plan
               (incorporated  by  reference to MSC's  Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on
               March 27, 1995, File No. 1-11014)
  *10.7      - Musicland  Stores   Corporation   1998   Stock   Incentive   Plan
               (incorporated by reference to MSC's Quarterly Report on Form 10-Q for the  quarterly  period  ended  June 30, 1998  filed with  the
               Commission on August 12, 1998, File No. 1-11014)
  *10.8(a)   - Management   Incentive   Plan   dated  as   of  January  1,  1999
               (incorporated by reference to MSC's Quarterly Report on Form 10-Q for the  quarterly  period ended  March 31, 1999  filed with  the
               Commission on May 13, 1999, File No. 1-11014)
  *10.8(b)   - Alternate   Incentive  Plan   for  Designated   Senior   Officers
               (incorporated by reference to MSC's Quarterly Report on Form 10-Q for the  quarterly  period  ended June 30, 1999  filed  with  the
               Commission on August 12, 1999, File No. 1-11014)
  *10.9      - Three-Year  Cycle  Long  Term  Incentive  Plan  (incorporated  by reference  to  MSC's  Quarterly  Report  on  Form  10-Q  for  the
               quarterly  period ended March 31, 1999 filed with the  Commission on May 13, 1999, File No. 1-11014)
  *10.10     - Executive Officer Salary  Continuation Plan dated as of March 10,
               1997 (incorporated by reference to MSC's Quarterly Report on Form
               10-Q for the quarterly period ended March 31, 1997 filed with the
               Commission on May 14, 1997, File No. 1-11014)
  *10.11     - The Musicland Group, Inc.  Supplemental Executive Retirement Plan
               adopted  as of  October 26, 1998  (incorporated  by reference  to
               MSC's Annual Report on Form 10-K for the year ended  December 31,
               1998  filed  with  the  Commission  on  March 25, 1999,  File No.
               1-11014)
  *10.12     - Form of Employment Agreement for Chief Executive  Officer,  as of
               July 26, 1999 (previously filed)
  *10.13     - Form of Employment Agreement for Other Senior Executive Officers,
               as of July 26, 1999 (previously filed)
   11        - Statement re computation of per share earnings  (requirements met by  Note  1  and  Note  2  of  Notes  to  Consolidated  Financial
               Statements)
   21        - Subsidiaries of MSC (previously filed)
   23        - Consent of Arthur Andersen LLP
   27        - Financial Data Schedule (previously filed)
   99        - Form 11-K for The Musicland Group's Capital Accumulation Plan
-----------------------------


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

                                               MUSICLAND STORES CORPORATION
                                                      (Registrant)


                                               By:    /s/ Keith A. Benson
                                                      --------------------------
                                                      Keith A. Benson
                                                      Vice Chairman, Chief
                                                      Financial Officer and
                                                      Director
                                                      (principal financial and
                                                      accounting officer)


                                               Date:  June 22, 2000
                                                      --------------------------