Form 10-Q
period 2000-06-30
MUSICLAND STORES CORP
filed 2000-08-11
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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
                                             ---    ---
         The Registrant had 32,128,905 shares of common stock outstanding on July 3, 2000.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                         3

                  Consolidated Balance Sheets                                 4

                  Consolidated Statements of Cash Flows                       5

                  Notes to Consolidated Financial Statements                  6

                  Report of Independent Public Accountants                    8

         Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                       9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                14


PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders        15

         Item 5.  Other Information                                          15

         Item 6.  Exhibits and Reports on Form 8-K                           15

         Signature                                                           17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (In thousands, except per share amounts)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------  --------------------
                                         2000       1999       2000       1999
                                      ---------  ---------  ---------  ---------

Sales...............................  $ 402,486  $ 381,059  $ 818,307  $ 782,856
Cost of sales.......................    250,001    237,931    513,285    496,151
                                      ---------  ---------  ---------  ---------

   Gross profit.....................    152,485    143,128    305,022    286,705

Selling, general and administrative
 expenses...........................    133,876    124,551    268,684    250,946
Depreciation and amortization.......     10,857     10,082     21,367     19,892
                                      ---------  ---------  ---------  ---------

   Operating income.................      7,752      8,495     14,971     15,867

Interest expense....................      4,941      6,354      8,810     11,763
                                      ---------  ---------  ---------  ---------

   Earnings before income taxes.....      2,811      2,141      6,161      4,104

Income taxes........................      1,097        642      2,403      1,231
                                      ---------  ---------  ---------  ---------

   Net earnings.....................  $   1,714  $   1,499  $   3,758  $   2,873
                                      =========  =========  =========  =========

Basic earnings per common share.....  $    0.05  $    0.04  $    0.12  $    0.08
                                      =========  =========  =========  =========

Diluted earnings per common share...  $    0.05  $    0.04  $    0.11  $    0.08
                                      =========  =========  =========  =========






          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                    June 30,
                                              --------------------- December 31,
                                                 2000       1999        1999
                                              ---------- ---------- ------------
                                    ASSETS

Current assets:
   Cash and cash equivalents...............   $  53,570  $  61,657  $   335,693
   Short-term investments..................      10,000         -             -
   Inventories.............................     428,921    399,188      444,792
   Deferred income taxes...................      27,238     16,200       27,300
   Other current assets....................       8,262      8,282        9,162
                                              ---------- ---------- ------------
     Total current assets..................     527,991    485,327      816,947

Property, at cost..........................     484,177    439,467      467,526
Accumulated depreciation and amortization..    (243,246)  (215,353)    (230,976)
                                              ---------- ---------- ------------
   Property, net...........................     240,931    224,114      236,550

Other assets...............................      11,113      9,638       10,077
                                              ---------- ---------- ------------

     Total Assets..........................   $ 780,035  $ 719,079  $ 1,063,574
                                              ========== ========== ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................   $ 287,916  $ 258,415  $   476,191
   Other current liabilities...............     100,360     91,253      179,171
                                              ---------- ---------- ------------
     Total current liabilities.............     388,276    349,668      655,362

Long-term debt.............................     258,493    258,909      258,950
Other long-term liabilities................      38,040     42,482       39,904

Stockholders' equity:
   Preferred stock ($.01 par value;
     shares authorized:  5,000,000;
     shares issued and outstanding:
     none).................................           -          -            -
   Common stock ($.01 par value; shares
     authorized:  75,000,000; shares
     issued:  June 30, 2000, 36,710,505;
     December 31, 1999, 36,187,454;
     June 30, 1999, 36,142,986)............         367        361          362
   Additional paid-in capital..............     262,024    261,526      261,534
   Accumulated deficit.....................    (124,507)  (183,772)    (128,265)
   Deferred compensation...................      (4,732)    (5,792)      (5,237)
   Common stock subscriptions..............      (4,303)    (4,303)      (4,303)
   Treasury stock, at cost (June 30, 2000,
     4,581,600 shares; December 31, 1999,
     2,015,700 shares).....................     (33,623)         -      (14,733)
                                              ---------- ---------- ------------
     Total stockholders' equity............      95,226     68,020      109,358
                                              ---------- ---------- ------------

     Total Liabilities and Stockholders'
      Equity...............................   $ 780,035  $ 719,079  $ 1,063,574
                                              ========== ========== ============







          See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------
OPERATING ACTIVITIES:
  Net earnings.........................................   $   3,758   $   2,873
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
    Depreciation and amortization......................      22,368      21,472
    Disposal of property...............................       1,018       1,905
    Deferred income taxes..............................        (123)       (400)
    Other..............................................         (50)          -
    Changes in operating assets and liabilities:
     Inventories.......................................      15,871      47,522
     Other current assets..............................         900       2,113
     Accounts payable..................................    (188,275)   (193,995)
     Other current liabilities.........................     (78,671)    (63,326)
     Other assets......................................      (1,240)       (332)
     Other long-term liabilities.......................      (1,864)     (1,152)
                                                          ----------  ----------
       Net cash used in operating activities...........    (226,308)   (183,320)
                                                          ----------  ----------

INVESTING ACTIVITIES:
  Capital expenditures.................................     (26,765)    (12,485)
  Increase in short-term investments...................     (10,000)          -
                                                          ----------  ----------
       Net cash used in investing activities...........     (36,765)    (12,485)
                                                          ----------  ----------

FINANCING ACTIVITIES:
  Principal payments on long-term debt.................        (450)          -
  Purchase of treasury stock...........................     (18,890)          -
  Proceeds from sale of common stock...................         290         244
                                                          ----------  ----------
     Net cash provided by (used in) financing
      activities.......................................     (19,050)        244
                                                          ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............    (282,123)   (195,561)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......     335,693     257,218
                                                          ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............   $  53,570   $  61,657
                                                          ==========  ==========

CASH PAID DURING THE PERIOD FOR:
   Interest............................................   $  12,514   $  12,950
   Income taxes, net...................................      32,955      21,226










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

2.       Income Taxes

         Income taxes for the three months and six months ended June 30, 2000 and 1999 were based on the estimated annual effective tax rates for each year. The annual effective tax rate is estimated using the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and estimated earnings before income taxes for the full year.

3.       Weighted Average Common Shares Outstanding

         A reconciliation of weighted average common shares used in the computation of basic and diluted earnings per common share is as follows:

                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                            ------------------ -----------------
                                              2000      1999     2000     1999
                                            --------  -------- -------- --------
         Weighted average common shares
          outstanding - basic..............  32,002    35,517   32,543   35,480

         Dilutive effect of stock options..     508       676      510      711
         Dilutive effect of warrants.......       -       448       25      459
                                            --------  -------- -------- --------
         Weighted average common shares
          outstanding - diluted............  32,510    36,641   33,078   36,650
                                            ========  ======== ======== ========

         Antidilutive stock options........   2,405     1,797    2,647    1,568
                                            ========  ======== ======== ========

      Antidilutive stock options outstanding had an exercise price greater than the average market price during the period.

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

                                     Three Months Ended June 30,
                    ------------------------------------------------------------
                                 2000                           1999
                    -----------------------------  -----------------------------
                     Stores                         Stores
                    and Other E-commerce   Total   and Other E-commerce   Total
                    --------- ---------- --------  --------- ---------- --------
Sales (1).........  $ 400,814  $ 1,672   $402,486  $ 381,031  $    28   $381,059
Operating income
 (loss)...........     10,892   (3,140)     7,752      9,708   (1,213)     8,495
Depreciation and
 amortization.....     10,557      300     10,857     10,021       61     10,082
Income taxes......      2,319   (1,222)     1,097      1,114     (472)       642
Net earnings
 (loss)...........      3,632   (1,918)     1,714      2,240     (741)     1,499


                                      Six Months Ended June 30,
                    ------------------------------------------------------------
                                 2000                           1999
                    -----------------------------  -----------------------------
                     Stores                         Stores
                    and Other E-commerce   Total   and Other E-commerce   Total
                    --------- ---------- --------  --------- ---------- --------
Sales (1).........  $ 814,720  $ 3,587   $818,307  $ 782,828  $    28   $782,856
Operating income
 (loss)...........     20,582   (5,611)    14,971     17,361   (1,494)    15,867
Depreciation and
 amortization.....     20,774      593     21,367     19,831       61     19,892
Income taxes......      4,586   (2,183)     2,403      1,812     (581)     1,231
Net earnings
 (loss)...........      7,186   (3,428)     3,758      3,786     (913)     2,873

-----------------------
(1) Sales for E-commerce include shipping and handling charges to customers.

         The Company's management utilizes various measurements to assess segment performance. Corporate administration, certain other indirect expenses and interest expense, none of which are allocated to E-commerce, are identified as "other" and are combined with the segment information for stores. Segment information for E-commerce includes an allocation of certain corporate expenses directly associated with the E-commerce operation.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota,
July 28, 2000

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

Results of Operations

         Second quarter 2000 net earnings grew to $1.7 million, or $0.05 per share, compared with net earnings of $1.5 million, or $0.04 per share, in 1999. For the first half, net earnings were $3.8 million, or $0.11 per diluted share, in 2000 compared with $2.9 million, or $0.08 per diluted share, in 1999. The principal factors leading to the earnings improvements in 2000 were the growth in comparable store sales, gross margin improvements and reduced interest expense, which more than offset the loss generated from E-commerce operations.

         The loss from E-commerce operations in the second quarter, including certain corporate expenses related to E-commerce and net of income tax benefit, reduced net earnings in 2000 by $1.9 million, or $0.06 per share, versus a reduction of $0.7 million, or $0.02 per share, in 1999. The loss from E-commerce operations for the six months ended June 30, 2000 and 1999 was $3.4 million and $0.9 million, respectively, or a loss $0.11 and $0.03, respectively, on a per share basis. The Company plans to continue to make investments in its E-commerce operations during the second half of 2000. Most of the expenditures will be reported as selling, general and administrative expenses and will focus on intensified marketing efforts as well as infrastructure and site enhancements. The Company expects these expenditures, including certain corporate expenses and net of income tax benefit, to reduce earnings per share by up to $0.30 for the year ended December 31, 2000. See Note 4 of Notes to Consolidated Financial Statements.

         The following tables present certain unaudited sales and store data for Mall Stores, Superstores, E-commerce and in total for the Company for the periods indicated. The Company's E-commerce operation was formed in 1998 and began online retailing in June of 1999.

                                           Three Months Ended June 30,
                                 -----------------------------------------------
                                                                Percent of Total
                                                     Percent    ----------------
                                   2000     1999   Incr.(Decr.)   2000     1999
                                 -------- -------- ------------ -------  -------
                                              (Dollars in millions)

Sales:
    Mall Stores...............   $ 255.9   $ 248.9      2.8%      63.6%    65.3%
    Superstores...............     144.9     132.1      9.7       36.0     34.7
    E-commerce (1)............       1.7       -        N/A        0.4      -
      Total (2)...............     402.5     381.1      5.6      100.0    100.0

Comparable store sales
  increase (3):
    Mall Stores...............       4.9%      3.7%     N/A        N/A      N/A
    Superstores...............       3.3       5.7      N/A        N/A      N/A
    E-commerce (1)............       N/A       N/A      N/A        N/A      N/A
      Total (2)...............       4.5       4.4      N/A        N/A      N/A

                                            Six Months Ended June 30,
                                 -----------------------------------------------
                                                                Percent of Total
                                                     Percent    ----------------
                                   2000     1999   Incr.(Decr.)   2000     1999
                                 -------- -------- ------------ -------  -------
                                     (Dollars and square footage in millions)

Sales:
    Mall Stores...............   $ 517.7   $ 506.1      2.3%      63.3%    64.7%
    Superstores...............     297.0     275.6      7.8       36.3     35.2
    E-commerce (1)............       3.6       -        N/A        0.4      -
      Total (2)...............     818.3     782.9      4.5      100.0    100.0

Comparable store sales
  increase (3):
    Mall Stores...............       3.9%      2.7%     N/A        N/A      N/A
    Superstores...............       2.2       6.0      N/A        N/A      N/A
    E-commerce (1)............       N/A       N/A      N/A        N/A      N/A
      Total (2)...............       3.3       3.8      N/A        N/A      N/A

Number of stores open at
  end of period:
    Mall Stores...............     1,065     1,093     (2.6)      80.2     82.5
    Superstores...............       263       232     13.4       19.8     17.5
      Total...................     1,328     1,325      0.2      100.0    100.0

Total store square footage
  at end of period:
    Mall Stores...............       4.0       4.0      0.8       46.1     48.2
    Superstores...............       4.7       4.3      9.5       53.9     51.8
      Total...................       8.7       8.3      5.3      100.0    100.0

 Mall stores include Sam Goody/Musicland and Suncoast stores.
 Superstores include Media Play and On Cue stores.
 ----------------------------------------------
 (1) E-commerce sales in June of 1999, the first month of online retailing, were $0.03 million. E-commerce sales in 2000 include shipping and handling revenues of $0.3 million and $0.6 million for the respective three months and six months ended June 30, 2000.
 (2) The 1999 totals include United Kingdom stores.
 (3) Comparable store sales percentages are computed for stores open for a full year during each period.

         Sales. The increases in total sales for the three months and six months ended June 30, 2000 were primarily the result of the comparable store sales growth in existing stores and the incremental sales contributed by the 32 new Superstores opened since June 30, 1999. Comparable store sales results for the second quarter of 2000 reflect the shift of a majority of the pre-Easter holiday sales to the second quarter as a result of the later Easter holiday of April 23, as compared with the Easter holiday of April 4 in 1999. Significant sales increases in video also contributed to the comparable store sales growth in 2000. The comparable store sales percentage increase (decrease) and the percentage of total sales attributable to the Company's music and video product categories are presented below.

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           -------------------  ----------------
                                             2000       1999      2000    1999
                                           --------   --------  -------  -------

     Music, including music video........    (0.3)%      4.5 %    1.8 %    2.7 %
     Video, excluding music video........    15.5       (2.2)     6.2      0.8
     Music and video as a percentage
       of total sales....................    80.2       80.6     80.1     80.7
     DVD sales as a percentage of
       total video sales.................    32.1       20.0     32.4     19.4

         The lack of major music releases in June slowed the comparable store sales growth in music for the second quarter and first half of 2000. The main contributors to the comparable store sales growth in video for both the second quarter and first half of 2000 were the strong sales of the recent box office hit movie Star Wars Episode I: The Phantom Menace and the significant growth in DVD sales.

         Gross Profit. Gross profit as a percentage of sales was 37.9% in the second quarter of 2000 compared with 37.6% in the second quarter of 1999, an increase of 0.3%. For the first half of 2000, gross margin improved 0.7% to 37.3% from 36.6% in 1999. A decrease in inventory shrinkage added 0.3% to gross margin in both the second quarter and first half of 2000. The balance of the gross margin improvement in the first half was attributable to selective price increases over the last twelve months.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the second quarter of 2000 increased $9.3 million, or 7.5%, over the second quarter of 1999. For the first half of 2000, selling, general and administrative expenses were $268.7 million compared with $250.9 million for the same period in 1999, an increase of $17.7 million. The increases were primarily attributable to store expenses and expenditures for the Company's E-commerce operations. Store expenses, excluding depreciation and amortization, increased by $4.6 million and $10.5 million, respectively, for the three months and six months ended June 30, 2000 over the same periods in 1999. The higher level of store expenses in 2000 reflects the impact of annual increases in payroll and occupancy costs, current market lease rates for lease renewals and new stores and additional store expense associated with the increase in square footage from new and remodeled stores. Expenditures for E-commerce operations, inclusive of corporate expenses related to E-commerce, were $2.0 million and $4.3 million higher in the second quarter and first half of 2000, respectively, than in the same periods in 1999. Expenditures for the Company's E-commerce operations will continue to increase during 2000 as the Company implements its strategy to make enhancements to the sites and build market share.

         Selling, general and administrative expenses as a percentage of sales for the second quarter were 33.3% in 2000 compared with 32.7% in 1999 and for the first half were 32.8% in 2000 compared with 32.1% in 1999. The percentage rate increases resulted primarily from the increases to expense previously discussed.

         Depreciation and Amortization. Depreciation and amortization for the second quarter and first half of 2000 increased $0.8 million and $1.5 million, respectively, over the same periods in 1999. The increases were attributable primarily to capital expenditures over the last twelve months for the remodel and relocation of existing stores, new stores and the new E-commerce sites.

         Interest Expense. Interest expense is reduced by interest income in each period. The decrease in interest expense in 2000 was the result of the additional interest income generated from higher levels of cash available for investment and higher interest rates earned on investments during 2000. Components of interest expense were as follows:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           -------------------  ----------------
                                             2000       1999      2000    1999
                                           --------   --------  -------  -------
                                                       (in millions)

Revolver facility costs................    $     -    $   0.2   $    -   $  0.5
Interest on senior subordinated notes..        6.2        6.2     12.4     12.4
Debt issuance costs, discount and
    other interest.....................        0.2        0.5      0.5      1.0
Interest income........................       (1.5)      (0.5)    (4.1)    (2.1)
                                           --------   --------  -------  -------
    Total..............................    $   4.9    $   6.4   $  8.8   $ 11.8
                                           ========   ========  =======  =======

Monthly average total cash and cash
    equivalents and short-term
    investments........................    $  76.4    $  51.4   $130.5   $ 89.1
                                           ========   ========  =======  =======

         Income Taxes. Income taxes for the three months and six months ended June 30, 2000 and 1999 were based on the estimated annual effective tax rates for each year. The annual effective tax rate is estimated using the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and estimated earnings before income taxes for the full year.

Liquidity and Capital Resources

         The Company's primary source of capital in both 2000 and 1999 was internally generated cash. At June 30, 2000, the Company had cash and cash equivalents of $53.6 million and short-term investments of $10 million. The Company has a standby $25 million secured revolving credit facility with an initial term expiring in 2002. Management currently intends to have no more than minimal use of this revolving credit facility and expects that internally generated cash will continue to be the Company's primary source of capital in 2000 and for the foreseeable future.

         Operating Activities. Net cash used in operating activities during the six months ended June 30, 2000 and 1999 was $226.3 million and $183.3 million, respectively. The most significant use of cash in each period related to payments for both seasonal and nonseasonal inventory purchases, as evidenced by the net decrease in accounts payable during each period of $188.3 million and $194.0 million, respectively. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due near the beginning of the following year. Nonseasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases, store count and store square footage. Inventories at June 30, 2000 of $428.9 million increased $29.7 over inventories of $399.2 million at June 30, 1999. The higher inventory levels are attributable to the increases in store count and square footage over the last twelve months and additional investments in DVD inventory in response to the rapid growth in popularity of the format.

         The decreases in income taxes and deferred gift certificate revenue at June 30, 2000 and 1999 from the respective December 31 of the previous year accounted for the majority of the decrease in other current liabilities in each period. For the six months ended June 30, 2000 and 1999, the Company made income tax payments, net of refunds, of $33.0 million and $21.2 million, respectively. The increase in the amount of payments in 2000 was due to the increase in earnings for the year ended December 31, 1999 over 1998 and higher estimated tax payments for 2000. Redemptions of gift certificates, net of new gift certificates issued, were $19.8 million in the first six months of 2000 compared with $16.2 million in the first six months of 1999. The majority of gift certificate sales occur during the Christmas holiday season, while the majority of gift certificate redemptions occur early in the following year. Other operating assets and liabilities, such as payroll and related taxes and benefits and sales taxes payable, fluctuate with the seasonality of the business and the timing of store openings and closings.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:

                       Three Months Ended  Six Months Ended  Twelve Months Ended
                            June 30,           June 30,            June 30,
                       ------------------  ----------------  -------------------
                         2000      1999      2000    1999      2000       1999
                       --------  --------  -------- -------  ---------  --------
Openings:
  Mall Stores........        5         2         7       4         17        11
  Superstores........        7         3        10       3         32        10
     Total (1).......       12         5        17       7         49        21
Closings:
  Mall Stores........      (10)       (4)      (33)    (12)       (45)      (20)
  Superstores........       (1)       (2)       (1)     (2)        (1)       (2)
     Total (1).......      (11)       (7)      (34)    (28)       (46)      (37)
Net increase (decrease):
  Mall Stores........       (5)       (2)      (26)     (8)       (28)       (9)
  Superstores........        6         1         9       1         31         8
     Total (1).......        1        (2)      (17)    (21)         3       (16)

----------------------------------
(1)  The 1999 totals include United Kingdom stores.

         The Company's planned capital expenditures for the year ending December 31, 2000 are expected to be approximately $60 million, the majority of which will include expenditures for existing stores as well as approximately 60 or more new stores. The Company's expenditures for existing stores include the remodel or relocation of over 100 stores as well as the general upkeep of both Mall Stores and Superstores. The Company's current plans for new store openings in 2000 include up to six music stores, up to 16 Suncoast stores, up to five Media Play stores and up to 37 On Cue stores. In addition, capital expenditures are planned for the improvement of the Company's E-commerce sites, the first phase in the development of new web-enabled store systems and enhancements to the Company's distribution facilities in Franklin, Indiana. Management plans to use primarily internally generated cash to finance these capital expenditures. The Company currently plans to close a total of up to 50 stores in 2000, primarily when the leases expire, as part of management's ongoing review of store profitability.

         The most significant portion of the Company's capital expenditures during the first six months of 1999 related to the remodeling, relocation and general upkeep of existing stores. The closings resulted from the Company's ongoing monitoring of store performance in conjunction with lease expirations.

         The Company from time to time invests a portion of excess cash in liquid investments which have a maturity greater than three months when purchased. Short-term investments at June 30, 2000 were $10 million.

         Financing Activities. The Company's predominant source of financing for the six months ended June 30, 2000 and 1999 was internally generated cash. There was no revolver borrowing activity during either period. During the first six months of 2000, the Company used internally generated cash to purchase 2,565,900 shares of its common stock at a cost of $18.9 million. The stock purchase is part of a program authorized by the Company's board of directors to use excess cash to repurchase up to six million shares of common stock on the open market. From inception of the program in the fourth quarter of 1999 through June 30, 2000, the Company has repurchased a total of 4,581,600 shares for an aggregate cost of $33.6 million. The shares repurchased will be used for stock issued in connection with awards under the Company's stock option and incentive plans.

         The initial term of the $25 million standby revolving credit facility expires in September 2002 and is renewable annually thereafter. Maturities of the senior subordinated notes are $110 million in 2003 and $150 million in 2008. The $110 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 101.125% of par up to June 15, 2001 and at 100% of par on and after June 15, 2001. The $150 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 104.938% of par on and after March 15, 2003 and thereafter at prices declining annually to 100% of par on and after March 15, 2006. The Company's board of directors has authorized the repurchase of up to $25 million of either of its outstanding issues of senior subordinated notes by redemption or through the market maker. During the second quarter of 2000, the Company used internally generated cash to purchase $0.5 million of the $110 senior subordinated notes at 90% of par. The timing and amount of any additional purchases will depend primarily on market conditions. Management expects to use internally generated cash for any such repurchases and believes it will be able to secure adequate financing to repay the senior subordinated notes when they mature.

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

         Forward-Looking Statements. This quarterly report on Form 10-Q contains certain forward-looking statements relating to the Company's operations that are based on management's current expectations, estimates and projections about the Company and the home entertainment industry. Words such as "believes,"
"expects," "may," "will," "intends" or "plans," either in the positive or negative, or discussions of strategy or intentions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Further, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Examples of factors that could cause actual outcomes and results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements are: changes in consumer demand and demographics; increases in labor costs; the ability to attract and retain qualified personnel; effects of competitive business practices and new technology, especially in the retailing of music and video products; possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores; higher than anticipated store closing or relocation costs; unanticipated increases in merchandise or occupancy costs; the performance of the Company's E-commerce sites; the Company's ability to integrate enhancements to its existing systems and to implement new technologies; possible increases in shipping rates or interruptions in shipping service; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business and other factors that may be outside of the Company's control. The Company's repurchase of its common stock and senior subordinated notes is also dependent on the availability of excess cash, the attractiveness of prevailing market prices and restrictive covenants by which the Company is bound. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Management undertakes no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as cash equivalents and short-term investments) and interest rate risk is not material.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)   The Company held its Annual Stockholders' meeting on May 8, 2000.

(c)   (1)  The election  of three directors  to serve for  three-year  terms was approved.

                                             Affirmative        Voting Authority
                   Name                         Votes               Withheld
           -------------------              ------------        ----------------
           Keith A. Benson                   29,842,983              861,529
           Gilbert L. Wachsman               29,819,496              885,016
           Tom F. Weyl                       29,937,774              766,738

           There were no abstentions and no broker non-votes.

           Continuing as directors were Jack W. Eugster, Kenneth F. Gorman, William A. Hodder, Josiah O. Low, III, Terry T. Saario and Michael W. Wright.

      (2) The appointment by the Board of Directors of Arthur Andersen LLP, independent public accountants, as independent auditors of the Company for the year ending December 31, 2000, was voted on and approved. There were 30,603,056 votes for, 75,057 votes against, 26,399 abstentions and no broker non-votes.

      (3) The amendment of the Musicland Stores Corporation 1998 Stock Incentive Plan to increase the number of authorized shares under the plan was ratified. There were 18,600,877 votes for, 6,123,694 votes against, 102,574 abstentions and 5,877,367 broker non-votes.

Item 5. Other Information

        Jonathan T.M. Reckford was appointed President of Stores (Mall Stores and Superstores) effective July 12, 2000. Mr. Reckford joined the Company in May of 1999 as President, Mall Stores Division. Prior to joining the Company, Mr. Reckford most recently held the position of Senior Vice President of Corporate Planning and Communications at Circuit City. Gary A. Ross resigned as President, Superstores Division and had served in that position since August 1996. Mr. Ross joined the Company in 1984.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

         The following are filed as exhibits to Part I of this Form 10-Q:

Exhibit No.                               Description
-----------     ----------------------------------------------------------------
    11.         Statement re computation of per share earnings (the requirements of  this  exhibit  are  met  by Note 3 of Notes to  Consolidated
                Financial Statements)
    15.         Letter re unaudited interim financial information
    27.         Financial Data Schedule

         The following are filed as exhibits to Part II of this Form 10-Q:

Exhibit No.                               Description
-----------     ----------------------------------------------------------------
   10.7         Musicland  Stores  Corporation  1998  Stock  Incentive  Plan, as
                amended

(b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

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

                                          Date: August 11, 2000
                                                --------------------------------