Form 10-Q
period 2000-09-30
MUSICLAND STORES CORP
filed 2000-11-13
CIK 832995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
                                             ---    ---
         The Registrant had 32,096,959 shares of common stock outstanding on October 29, 2000.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                        3

                  Consolidated Balance Sheets                                4

                  Consolidated Statements of Cash Flows                      5

                  Notes to Consolidated Financial Statements                 6

                  Report of Independent Public Accountants                   9

         Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                     10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                               15


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                         16

         Item 6.  Exhibits and Reports on Form 8-K                          16

         Signature                                                          17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (In thousands, except per share amounts)



                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     -------------------  ----------------------
                                        2000      1999       2000        1999
                                     --------- ---------  ----------  ----------

Sales..............................  $ 389,393 $ 386,337  $1,207,700  $1,169,193
Cost of sales......................    236,427   240,366     749,712     736,517
                                     --------- ---------  ----------  ----------

   Gross profit....................    152,966   145,971     457,988     432,676

Selling, general and administrative
 expenses..........................    135,773   128,485     404,457     379,431
Depreciation and amortization......     11,527    10,586      32,894      30,478
                                     --------- ---------  ----------  ----------

   Operating income................      5,666     6,900      20,637      22,767

Interest expense...................      5,564     5,860      14,374      17,623
                                     --------- ---------  ----------  ----------

   Earnings before income taxes....        102     1,040       6,263       5,144

Income taxes.......................         40       312       2,443       1,543
                                     --------- ---------  ----------  ----------

   Net earnings....................  $      62 $     728  $    3,820  $    3,601
                                     ========= =========  ==========  ==========

Basic earnings per common share....  $    0.00 $    0.02  $     0.12  $     0.10
                                     ========= =========  ==========  ==========

Diluted earnings per common share..  $    0.00 $    0.02  $     0.12  $     0.10
                                     ========= =========  ==========  ==========



         See accompanying Notes to Consolidated Financial Statements.
                                       3

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                  September 30,
                                              --------------------- December 31,
                                                 2000       1999        1999
                                              ---------- ---------- ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents...............   $  38,476  $  65,961  $   335,693
   Inventories.............................     443,137    420,059      444,792
   Deferred income taxes...................      27,237     16,300       27,300
   Other current assets....................      10,540     12,717        9,162
                                              ---------- ---------- ------------
     Total current assets..................     519,390    515,037      816,947

Property, at cost..........................     500,687    451,473      467,526
Accumulated depreciation and amortization..    (252,140)  (224,243)    (230,976)
                                              ---------- ---------- ------------
   Property, net...........................     248,547    227,230      236,550

Other assets...............................      11,052      9,583       10,077
                                              ---------- ---------- ------------

     Total Assets..........................   $ 778,989  $ 751,850  $ 1,063,574
                                              ========== ========== ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................   $ 293,205  $ 294,205  $   476,191
   Other current liabilities...............      94,698     89,519      179,171
                                              ---------- ---------- ------------
     Total current liabilities.............     387,903    383,724      655,362

Long-term debt.............................     258,515    258,929      258,950
Other long-term liabilities................      37,683     40,152       39,904

Stockholders' equity:
   Preferred stock ($.01 par value;
     shares authorized:  5,000,000;
     shares issued and outstanding:
     none).................................           -          -            -
   Common stock ($.01 par value; shares
     authorized:  75,000,000; shares
     issued: September 30, 2000,
     36,710,505;  September 30, 1999,
     36,167,762; December 31, 1999,
     36,187,454)...........................         367        362          362
   Additional paid-in capital..............     261,867    261,545      261,534
   Accumulated deficit.....................    (124,710)  (183,044)    (128,265)
   Deferred compensation...................      (4,429)    (5,515)      (5,237)
   Common stock subscriptions..............      (4,253)    (4,303)      (4,303)
   Treasury stock, at cost
     (September 30, 2000, 4,620,716 shares;
     December 31, 1999, 2,015,700 shares)..     (33,954)         -      (14,733)
                                              ---------- ---------- ------------
     Total stockholders' equity............      94,888     69,045      109,358
                                              ---------- ---------- ------------

     Total Liabilities and Stockholders'
      Equity...............................   $ 778,989  $ 751,850  $ 1,063,574
                                              ========== ========== ============




         See accompanying Notes to Consolidated Financial Statements.

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------
OPERATING ACTIVITIES:
  Net earnings.........................................   $   3,820   $   3,601
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
    Depreciation and amortization......................      34,264      32,583
    Disposal of property...............................       1,457       2,290
    Deferred income taxes..............................        (125)       (500)
    Other..............................................         (50)          -
    Changes in operating assets and liabilities:
     Inventories.......................................       1,655      26,651
     Other current assets..............................      (1,378)     (2,090)
     Accounts payable..................................    (182,986)   (158,205)
     Other current liabilities.........................     (84,147)    (65,224)
     Other assets......................................      (1,370)       (631)
     Other long-term liabilities.......................      (2,221)     (3,482)
                                                          ----------  ----------
       Net cash used in operating activities...........    (231,081)   (165,007)
                                                          ----------  ----------

INVESTING ACTIVITIES:
  Capital expenditures.................................     (46,348)    (26,571)
                                                          ----------  ----------

FINANCING ACTIVITIES:
  Principal payments on long-term debt.................        (450)          -
  Proceeds from sale of common stock...................         592         321
  Purchase of treasury stock...........................     (19,930)          -
                                                          ----------  ----------
     Net cash provided by (used in) financing
      activities.......................................     (19,788)        321
                                                          ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............    (297,217)   (191,257)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......     335,693     257,218
                                                          ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............   $  38,476   $  65,961
                                                          ==========  ==========

CASH PAID DURING THE PERIOD FOR:
   Interest............................................   $  19,944   $  20,527
   Income taxes, net...................................      33,031      22,562




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

2.       Income Taxes

         Income taxes for the three months and nine months ended September 30, 2000 and 1999 were based on the estimated annual effective tax rates for each year. The annual effective tax rate is estimated using the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and estimated earnings before income taxes for the full year.

3.       Weighted Average Common Shares Outstanding

         A reconciliation of weighted average common shares used in the computation of basic and diluted earnings per common share is as follows:

                                            Three Months Ended Nine Months Ended
                                               September 30,     September 30,
                                            ------------------ -----------------
                                              2000      1999     2000     1999
                                            --------  -------- -------- --------
         Weighted average common shares
          outstanding - basic..............   31,641    35,597   32,240   35,520

         Dilutive effect of stock options..      479       676      500      699
         Dilutive effect of warrants.......        -       435       17      451
                                            --------  -------- -------- --------
         Weighted average common shares
          outstanding - diluted............   32,120    36,708   32,757   36,670
                                            ========  ======== ======== ========

         Antidilutive stock options........    2,777     1,837    2,691    1,658
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

                                  Three Months Ended September 30,
                    ------------------------------------------------------------
                                 2000                           1999
                    -----------------------------  -----------------------------
                     Stores                         Stores
                    and Other E-commerce   Total   and Other E-commerce   Total
                    --------- ---------- --------  --------- ---------- --------
Sales (1).........  $ 387,933 $  1,460   $389,393  $ 386,173 $    164   $386,337
Operating income
 (loss)...........      9,126   (3,460)     5,666      8,458   (1,558)     6,900
Depreciation and
 amortization.....     10,937      590     11,527     10,364      222     10,586
Income taxes......      1,386   (1,346)        40        918     (606)       312
Net earnings
 (loss)...........      2,176   (2,114)        62      1,680     (952)       728

                               Nine Months Ended September 30,
              ------------------------------------------------------------------
                            2000                              1999
              --------------------------------  --------------------------------
                Stores                            Stores
              and Other  E-commerce    Total    and Other  E-commerce    Total
              ---------- ---------- ----------  ---------- ---------- ----------
Sales (1).....$1,202,653 $  5,047   $1,207,700  $1,169,001 $    192   $1,169,193
Operating
 income
 (loss).......    29,708   (9,071)      20,637      25,819   (3,052)      22,767
Depreciation
 and
 amortization.    31,711    1,183       32,894      30,195      283       30,478
Income taxes..     5,972   (3,529)       2,443       2,730   (1,187)       1,543
Net earnings
 (loss).......     9,362   (5,542)       3,820       5,466   (1,865)       3,601

------------------
(1) Sales for E-commerce in 2000 include shipping and handling charges to customers of $246 and $847 for the respective three months and nine months ended September 30, 2000.

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

5.       Litigation

         On August 8, 2000, 30 Attorneys General served a complaint against the Company, five major record distributors and two other music specialty retailers in the U.S. District Court for the Southern District of New York ("AG's suit"). An amended complaint was filed on September 19, 2000 naming additional Attorneys General as plaintiffs. The AG's suit alleges that the distributors and retailers conspired to violate the anti-trust laws and to fix prices by adopting and/or adhering to the labels' Minimum Advertised Pricing Policies. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages and civil penalties. Following the service of the AG's

                  MUSICLAND STORES CORPORATION AND SUBSIDIARIES

                                 (In thousands)


5.    Litigation (Continued)

suit, these same defendants, as well as certain other retailers, were named as defendants in four private class action suits, each with similar allegations as in the AG's suit. As of this date, the Company has been served with private class actions suits in the U.S. District Court in the Eastern District of Tennessee, the District of New Jersey, and the District of Alabama. It has also been named in a suit filed in the Parish of East Baton Rouge, Louisiana, which the Company will seek to remove to U.S. District Court. The Company anticipates that it will be named in several more such lawsuits. The Company denies liability and plans to undertake a vigorous defense. The AG's suit, the private class actions described above and other similar private actions filed against the labels and other retailers, are being consolidated in the U.S. District Court in Maine under the Multidistrict Litigation Rules.

         At this time, management is unable to make a prediction as to the potential damages or costs that the Company would incur if it did not prevail in this litigation. Accordingly, the Company has not recorded any contingent liability in its financial statements in connection with this litigation. Legal costs are being charged to expense as they are incurred.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Musicland Stores Corporation:

We have reviewed the accompanying consolidated balance sheets of Musicland Stores Corporation (a Delaware corporation) and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota,
October 25, 2000

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION


Results of Operations

         Third quarter 2000 net earnings were $0.1 million, or $0.00 on a per share basis, compared with net earnings of $0.7 million, or $0.02 per share, in the third quarter last year. For the first nine months of 2000, net earnings were $3.8 million, or $0.12 per share, compared with net earnings of $3.6 million, or $0.10 per share, for the same period last year. Continued improvements in gross margin and lower interest expense offset increased expenditures for the Company's E-commerce operations in both the third quarter and first nine months of 2000. Earnings for the third quarter of 2000 were also impacted by weak music sales.

         The loss from E-commerce operations in the third quarter, including certain corporate expenses related to E-commerce and net of income tax benefit, reduced net earnings in 2000 by $2.1 million, or $0.07 per share, versus a reduction of $1.0 million, or $0.03 per share, in 1999. The loss from E-commerce operations for the nine months ended September 30, 2000 and 1999 was $5.5 million and $1.9 million, respectively, or a loss of $0.17 and $0.05, respectively, on a per share basis. Expenditures to enhance the sites and build market share were a significant factor in the higher E-commerce losses in 2000. For the year ending December 31, 2000, the Company expects the E-commerce loss, including certain corporate expenses and net of income tax benefit, to reduce earnings per share by up to $0.30. See Note 4 of Notes to Consolidated Financial Statements.

         Sales. The following tables present certain unaudited sales and store data for Mall Stores, Superstores, E-commerce and in total for the Company for the periods indicated. The Company's E-commerce operation was formed in 1998 and began online retailing in June of 1999.

                                         Three Months Ended September 30,
                                 -----------------------------------------------
                                                                Percent of Total
                                                     Percent    ----------------
                                   2000     1999   Incr.(Decr.)   2000     1999
                                 -------- -------- ------------ -------- -------
                                              (Dollars in millions)

Sales:
    Mall Stores................  $246.6   $252.7      (2.4)%      63.3%    65.4%
    Superstores................   141.3    133.5       5.9        36.3     34.6
    E-commerce (1).............     1.5      0.2     790.2         0.4      -
      Total....................   389.4    386.3       0.8       100.0    100.0

Comparable store sales
  increase (decrease) (2):
    Mall Stores................    (0.8)%   (0.7)%     N/A         N/A      N/A
    Superstores................    (1.9)     1.1       N/A         N/A      N/A
    E-commerce (1).............   636.1      N/A       N/A         N/A      N/A
      Total....................    (0.9)    (0.1)      N/A         N/A      N/A

                                        Nine Months Ended September 30,
                               -------------------------------------------------
                                                                Percent of Total
                                                    Percent    -----------------
                                 2000     1999    Incr.(Decr.)   2000     1999
                               -------- --------  ------------ -------- --------
                                    (Dollars and square footage in millions)

Sales:
    Mall Stores..............  $  764.3 $  758.8        0.7 %    63.3 %   64.9 %
    Superstores..............     438.4    409.1        7.2      36.3     35.0
    E-commerce (1)...........       5.0      0.2    2,528.6       0.4      -
      Total (3)..............   1,207.7  1,169.2        3.3     100.0    100.0

Comparable store sales
  increase (2):
    Mall Stores..............       2.3%     1.6%       N/A       N/A      N/A
    Superstores..............       0.9      4.4        N/A       N/A      N/A
    E-commerce...............     763.2      N/A        N/A       N/A      N/A
      Total (3)..............       1.9      2.5        N/A       N/A      N/A

Number of stores open at
  end of period:
    Mall Stores..............     1,062    1,093       (2.8)%    79.8 %   82.1 %
    Superstores..............       269      239       12.6      20.2     17.9
      Total..................     1,331    1,332       (0.1)    100.0    100.0

Total store square footage
  at end of period:
    Mall Stores..............       4.1      4.0        1.3 %    46.3 %   47.8 %
    Superstores..............       4.7      4.4        7.4      53.7     52.2
      Total..................       8.8      8.4        4.5     100.0    100.0

 Mall stores include Sam Goody/Musicland and Suncoast stores.
 Superstores include Media Play and On Cue stores.
 ----------------------------------------------
 (1) E-commerce sales in 2000 include shipping and handling revenues of $0.2 million and $0.8 million for the respective three months and nine months ended September 30, 2000.
 (2) Comparable store sales percentages are computed for stores open for a full year during each period.
 (3) The 1999 totals include United Kingdom stores.

         The increases in total Company sales for the three months and nine months ended September 30, 2000 were driven primarily by the incremental sales generated by the additional square footage from new stores and expansion of existing stores since September 30, 1999. Mall Store sales performance has been impacted by store closings since September 30, 1999 and in the third quarter of 2000 by weak comparable store sales.

         Comparable store sales results in both the third quarter and first nine months of 2000 were led by strong growth in video sales. DVD sales continue to benefit from the rapid growth in the installed base of DVD hardware and expanded DVD product offerings from the release of new movie titles on DVD as well as the re-release of movie classics on DVD. Comparable store sales in the third quarter of 2000 were negatively impacted by a weak new release schedule for music product. The weak music sales have continued early into the fourth quarter, while DVD sales remain strong. The comparable store sales percentage increase (decrease) and the percentage of total sales attributable to the Company's music and video product categories are presented below.

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                           ------------------  -----------------
                                             2000      1999      2000     1999
                                           --------  --------  --------  -------

     Music, including music video........   (8.5)%     2.2 %    (1.6)%    2.5 %
     Video, excluding music video........   15.3     (13.8)      8.9     (4.2)
     Music as a percentage of total
       sales.............................   49.8      54.5      51.8     54.3
     Video as a percentage of total
       sales.............................   28.0      24.2      27.5     25.7
     DVD sales as a percentage of total
       video sales.......................   34.2      22.7      33.0     20.4

         The decline in music sales as a percentage of total sales is the result of the sales growth in other product categories, such as books, electronics and entertainment products, as well as a more rapid decline in sales of audiocassettes. The sales growth in books has been driven by the widely popular Harry Potter books while sales growth in the electronics and entertainment product categories has been driven by strong consumer demand and expanded product selections.

         Gross Profit. Gross profit as a percentage of sales was 39.3% in the third quarter of 2000 compared with 37.8% in the third quarter of 1999, an increase of 1.5%. A decrease in inventory shrinkage, primarily related to security enhancements in the stores, added 0.7% to gross margin in the third quarter of 2000. Weak sales of new music releases, which are typically offered at promotional prices, resulted in fewer markdowns during the quarter and were the principle factor in the balance of the gross margin improvement for the quarter. For the nine months ended September 30, 2000, gross margin improved 0.9% to 37.9% from 37.0% in 1999. A decrease in inventory shrinkage increased gross margin by 0.4% in the first nine months of 2000. The balance of the gross margin improvement was driven by selective price increases over the last twelve months.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for the third quarter were 34.9% in 2000 compared with 33.3% in 1999 and for the first nine months were 33.5% in 2000 compared with 32.5% in 1999. The percentage rate increases were primarily attributable to store expenses and expenditures for the Company's E-commerce operations. Store expenses, excluding depreciation and amortization, increased by $3.6 million and $14.1 million for the respective three-month and nine-month periods ended September 30, 2000 over the same periods in 1999. The higher level of store expenses in 2000 reflects the impact of annual increases in payroll and occupancy costs, current market lease rates for lease renewals and new stores and additional store expense associated with the increase in square footage from new and remodeled stores. Expenditures for E-commerce operations, inclusive of corporate expenses related to E-commerce, were $1.9 million and $6.2 million higher in the third quarter and first nine months of 2000, respectively, than in the same periods in 1999.

         Depreciation and Amortization. Depreciation and amortization for the third quarter and first nine months of 2000 increased $0.9 million and $2.4 million, respectively, over the same periods in 1999. The increases were attributable primarily to capital expenditures over the last twelve months for the remodel and relocation of existing stores, new stores and the new E-commerce sites.

         Interest Expense. Interest expense was reduced by interest income in each period. The decrease in interest expense in 2000 was the result of higher interest income and lower revolver facility costs. The increase in interest income was the result of higher levels of cash available for investment during the nine months ended September 30, 2000 as well as higher interest rates earned on investments during both the third quarter and first nine months of 2000. Components of interest expense were as follows:

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                           ------------------  -----------------
                                             2000      1999      2000     1999
                                           --------  --------  -------- --------
                                                       (in millions)

Revolver facility costs..................  $    -    $  0.1    $  0.1   $  0.6
Interest on senior subordinated notes....     6.2       6.2      18.5     18.5
Debt issuance costs, discount and
  other interest.........................     0.3       0.4       0.8      1.4
Interest income..........................    (0.9)     (0.8)     (5.0)    (2.9)
                                           --------  --------  -------- --------
    Total................................  $  5.6    $  5.9    $ 14.4   $ 17.6
                                           ========  ========  ======== ========

Monthly average total cash and cash
  equivalents and short-term investments.  $ 42.1    $ 63.4    $101.1   $ 80.6
                                           ========  ========  ======== ========

         Income Taxes. Income taxes for the three months and nine months ended September 30, 2000 and 1999 were based on the estimated annual effective tax rates for each year. The annual effective tax rate is estimated using the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and estimated earnings before income taxes for the full year.

         Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by Statement No. 138 issued in June 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended in June 1999 by Statement No. 137, Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of Statement No. 133 as of January 1, 2001 is not expected to have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

         The Company's primary source of capital in both 2000 and 1999 was internally generated cash. At September 30, 2000, the Company had cash and cash equivalents of $38.5 million. The Company has a standby $25 million secured revolving credit facility with an initial term expiring in 2002. Management currently intends to have minimal use of this revolving credit facility and expects that internally generated cash will continue to be the Company's primary source of capital in 2000 and for the foreseeable future.

         Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2000 and 1999 was $231.1 million and $165.0 million, respectively. The most significant use of cash in each period related to payments for both seasonal and nonseasonal inventory purchases, as evidenced by the net decrease in accounts payable during each period of $183.0 million and $158.2 million, respectively. Seasonal inventory purchases typically begin during the third quarter and continue into the fourth quarter, while payment is typically due near the beginning of the following year. Nonseasonal inventory purchases are made throughout the year and fluctuate with the timing and strength of new releases, store count and store square footage. Inventories at September 30, 2000 of $443.1 million increased $23.1 million over inventories of $420.1 million at September 30, 1999. The higher inventory levels are primarily a result of additional investments in DVD inventory in response to the rapid growth in popularity of the format and the 0.4 million increase in store square footage over the last twelve months.

         The decreases in income taxes and deferred gift certificate revenue at September 30, 2000 and 1999 from the respective December 31 of the previous year accounted for the majority of the decrease in other current liabilities in each period. For the nine months ended September 30, 2000 and 1999, the Company made income tax payments, net of refunds, of $33.0 million and $22.6 million, respectively. The increase in the amount of payments in 2000 was due to the increase in earnings for the year ended December 31, 1999 over 1998 and higher estimated tax payments for 2000. Redemptions of gift certificates, net of new gift certificates issued, were $20.8 million in the first nine months of 2000 compared with $16.7 million in the first nine months of 1999. The majority of gift certificate sales occur during the Christmas holiday season, while the majority of gift certificate redemptions occur early in the following year. Other operating assets and liabilities, such as payroll and related taxes and benefits and sales taxes payable, fluctuate with the seasonality of the business and the timing of store openings and closings.

         Investing Activities. Store expansion and closings were as follows for the periods indicated:

                      Three Months Ended  Nine Months Ended  Twelve Months Ended
                         September 30,      September 30,       September 30,
                      ------------------  -----------------  -------------------
                        2000      1999      2000     1999      2000       1999
                      --------  --------  -------- --------  --------  ---------
Openings:
     Mall Stores.....       6         3        13        7        20         13
     Superstores.....       6         7        16       10        31         17
       Total.........      12        10        29       17        51         30
Closings:
     Mall Stores.....      (9)       (3)      (42)     (15)      (51)       (19)
     Superstores.....       -         -        (1)      (2)       (1)        (2)
       Total (1).....      (9)       (3)      (43)     (31)      (52)       (35)
Net increase (decrease):
     Mall Stores.....      (3)        -       (29)      (8)      (31)        (6)
     Superstores.....       6         7        15        8        30         15
       Total (1).....       3         7       (14)     (14)       (1)        (5)

-----------------------------
(1)  The 1999 totals include United Kingdom stores.

         The Company's planned capital expenditures for the year ending December 31, 2000 are expected to be approximately $60 million, the majority of which will include expenditures for existing stores as well as 54 new stores. The Company's expenditures for existing stores include the remodel or relocation of over 100 stores as well as the general upkeep of both Mall Stores and Superstores. The Company's current plans for new store openings in 2000 include six music stores, 13 Suncoast stores, five Media Play stores and 30 On Cue stores. In addition, capital expenditures are planned for the improvement of the Company's E-commerce sites, the first phase in the development of new web-enabled store systems and enhancements to the Company's distribution facilities in Franklin, Indiana. Management plans to use primarily internally generated cash to finance these capital expenditures. The Company currently plans to close a total of approximately 60 or more stores in 2000, primarily when the leases expire, as part of management's ongoing review of store profitability.

         In addition to capital expenditures, the Company occasionally invests a portion of excess cash in short-term investments and may also make other investments. At September 30, 2000, the Company had no short-term investments other than cash equivalents. In October 2000, the Company used excess cash to acquire a minority interest in a golf specialty retailer for $9.4 million. As the Company's interest represents less than 20% of the voting rights, the investment will be accounted for on the cost basis.

         For the nine months ended September 30, 1999, the most significant portion of the Company's capital expenditures related to the remodeling, relocation and general upkeep of existing stores. The closings in 1999 resulted from the Company's ongoing monitoring of store performance in conjunction with lease expirations.

         Financing Activities. The Company's predominant source of financing for the nine months ended September 30, 2000 and 1999 was internally generated cash. There was no revolver borrowing activity during either period. During the first nine months of 2000, the Company used internally generated cash to purchase 2,701,600 shares of its common stock at a cost of $19.9 million. The stock purchase is part of a program authorized by the Company's board of directors to use excess cash to repurchase up to six million shares of common stock on the open market. From inception of the program in the fourth quarter of 1999 through September 30, 2000, the Company has repurchased a total of 4,717,300 shares for an aggregate cost of $34.7 million. The shares repurchased are being used for stock issued in connection with awards under the Company's stock option and incentive plans.

         The initial term of the $25 million standby revolving credit facility expires in September 2002 and is renewable annually thereafter. Maturities of the senior subordinated notes are $110 million in 2003 and $150 million in 2008. The $110 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 101.125% of par up to June 15, 2001 and at 100% of par on and after June 15, 2001. The $150 million senior subordinated notes may be redeemed prior to maturity, at the Company's option, at 104.938% of par on and after March 15, 2003 and thereafter at prices declining annually to 100% of par on and after March 15, 2006. The Company's board of directors has authorized the repurchase of up to $25 million of either of its outstanding issues of senior subordinated notes by redemption or through the market maker. During the first nine months of 2000, the Company used internally generated cash to purchase through a market maker $0.5 million of the $110 million senior subordinated notes at 90% of par. The timing and amount of any additional purchases will depend primarily on market conditions. Management expects to use internally generated cash for any such repurchases and believes it will be able to secure adequate financing to repay the senior subordinated notes when they mature.

Other Matters

         Seasonality. The Company's business is highly seasonal, with sales peaking during the Christmas holiday season. Because of the higher sales volume and extended payment terms generally provided by most product vendors for seasonal inventory purchases, the Company's cash position is generally highest at the end of December. For the year ended December 31, 1999, 38.2% of the Company's sales and 93.8% of the Company's net earnings were generated in the fourth quarter. Quarterly results are affected by, among other things, the timing and strength of new product offerings, the timing of holidays, new store openings and sales performance of existing stores.

         Forward-Looking Statements. This quarterly report on Form 10-Q contains certain forward-looking statements relating to the Company's operations that are based on management's current expectations, estimates and projections about the Company and the home entertainment industry. Words such as "believes,"
"expects," "may," "will," "intends" or "plans," either in the positive or negative, or discussions of strategy or intentions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Further, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Examples of factors that could cause actual outcomes and results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements are: changes in consumer demand and demographics; increases in labor costs; the ability to attract and retain qualified personnel; effects of competitive business practices and new technology, especially in the retailing of music and video products; possible disruptions or delays in the opening of new stores or the inability to obtain suitable sites for new stores; higher than anticipated store closing or relocation costs; unanticipated increases in merchandise or occupancy costs; the performance of the Company's E-commerce sites; the Company's ability to integrate enhancements to its existing systems and to implement new technologies; possible increases in shipping rates or interruptions in shipping service; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business and other factors that may be outside of the Company's control. The Company's repurchase of its common stock and senior subordinated notes is also dependent on the availability of excess cash, the attractiveness of prevailing market prices and restrictive covenants by which the Company is bound. The outcome of any litigation involving the Company is dependent upon the results of discovery, court rulings, and where applicable, the decision of a jury. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Management undertakes no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as cash equivalents and short-term investments) and interest rate risk is not material.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

         On August 8, 2000, 30 Attorneys General served a complaint against the Company, five major record distributors and two other music specialty retailers in the U.S. District Court for the Southern District of New York ("AG's suit"). An amended complaint was filed on September 19, 2000 naming additional Attorneys General as plaintiffs. The AG's suit alleges that the distributors and retailers conspired to violate the anti-trust laws and to fix prices by adopting and/or adhering to the labels' Minimum Advertised Pricing Policies. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages and civil penalties. Following the service of the AG's suit, these same defendants, as well as certain other retailers, were named as defendants in four private class action suits, each with similar allegations as in the AG's suit. As of this date, the Company has been served with private class actions suits in the U.S. District Court in the Eastern District of Tennessee, the District of New Jersey, and the District of Alabama. It has also been named in a suit filed in the Parish of East Baton Rouge, Louisiana, which the Company will seek to remove to U.S. District Court. The Company anticipates that it will be named in several more such lawsuits. The Company denies liability and plans to undertake a vigorous defense. The AG's suit, the private class actions described above and other similar private actions filed against the labels and other retailers, are being consolidated in the U.S. District Court in Maine under the Multidistrict Litigation Rules.

         At this time, management is unable to make a prediction as to the potential damages or costs that the Company would incur if it did not prevail in this litigation.

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

(b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

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

                                          Date:  November 10, 2000
                                                 -------------------------------